Form 10QSB
period 2000-09-30
JAHB HOLDINGS INC
filed 2000-11-07
CIK 1122380

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D. C. 20549

                              FORM 10-QSB

         (X) Quarterly report pursuant to Section 13 or 15(d) of the  Securities and  Exchange  Act of 1934.

                     For the quarterly period ended September 30, 2000.

          ( ) Transition  report pursuant to Section 13 or 15(d) of the Exchange
              Act for the transition period from  _________ to _________ .

                             Commission File Number:

                               JAHB HOLDINGS, INC.

               (Exact name of registrant as specified in charter)

                       Delaware            58-2565680

             (State of Incorporation) (I.R.S. Employer I.D. No)

                           8384 Roswell Road, Suite K
                             Atlanta, Georgia 30350

                    (Address of Principal Executive Offices)

                                 (770) 552-5096

                (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2000.

                            10,500,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                               JAHB HOLDINGS, INC.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Balance Sheets as of September 30, 2000 and December 31, 1999 ............. 3

    Statements of  Operations  for the three and nine month ended
    September 30,2000 and the periods January 5, 1999 (date of incorporation) to September 30, 2000 and 1999............................. 4

    Statement of Stockholders' Equity (Deficit) for the nine months ended
    September 30, 2000........................................................ 5

    Statements of Cash Flows for the three and nine month ended
    September  30, 2000 and the periods January 5, 1999 (date of incorporation) to September 30, 2000 and 1999............................. 6

    Notes to Financial Statements............................................. 7

Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations or Plan of Operations............................. 9


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 11
Item 2. Changes in Securities................................................ 11
Item 3. Defaults Upon Senior Securities...................................... 11
Item 4. Submission of Matters to a Vote of Securities Holders................ 11
Item 5. Other Information.................................................... 11
Item 6. Exhibits and Reports on Form 8-K..................................... 11

Signatures................................................................... 11

                               JAHB HOLDINGS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                     September 30,
                                                       2000         December 31,
                                                     (Unaudited)         1999
                                                     ------------   ------------
ASSETS -
  Cash                                                  $ 92,817           $ 0

                                                        --------        --------
  Total                                                 $ 92,817           $ 0
                                                       =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

LIABILITIES - Due to affiliates                           $ 0              $ 279

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $0.001 par value;
 5,000,000 shares authorized;
 no shares issued and outstanding                           -              -
Common stock - $0.001 par value;
 20,000,000 shares
 authorized; 10,500,000 shares
 issued and outstanding                                   10,500         10,500
Additional paid in capital                                100,000          -
Deficit accumulated during the development stage         (17,683)       (10,779)
                                                        ---------      ---------

     Total stockholders' equity (deficit)                 92,817         (  279)
                                                        ---------       --------
Total                                                    $92,817          $   0
                                                        =========      =========

   SEE NOTES TO FINANCIAL STATEMENTS.

                               JAHB HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           January 5,         January 5,
                                                             1999                1999
                        Three Months      Nine Months       (date of            date of
                          Ended             Ended        incorporation)to   incorporation)to
                        September 30,     September 30,   September 30,       September 30,
                          2000               2000             1999               2000
                       -------------      -------------   -------------       -----------

EXPENSES:

 Consulting fees-
   related party            $     0          $     0        $ 10,500          $ 10,500
 Organization costs               0              136             279               415
 Professional fees            6,551            6,551               0             6,551
 Office supplies                217              217               0               217
                            ----------       -------        --------          --------

 NET LOSS                   $(6,768)         $(6,904)       $(10,779)         $(17,683)
                            =========        ========      =========          =========

 NET LOSS PER SHARE         $  0.00          $ 0.000        $   0.00          $   0.00
                            =========        ========      =========          =========

 WEIGHTED AVERAGE SHARES
 OUTSTANDING -
 BASIC AND DILUTED          10,500,000     10,500,000     10,500,000        10,500,000
                           ============   ============    ===========       ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                               JAHB HOLDINGS, INC.
                        (A Development Stage Enterprise)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the nine months ended September 30, 2000
                                   (Unaudited)

                                                                    Deficit
                                                                  Accumulated
                                                     Additional   during the
                                   Common Stock        paid-in    Development
                                Shares       Value     capital       Stage       Total
                               ---------   --------   ----------  ----------   ---------

Balances, December 31, 1999   10,500,000    $10,500    $     0    $(10,779)    $   (279)

Additional paid-in capital                             100,000                  100,000
Net loss for the nine
 months ended
 September 30, 2000                 -          -          -         (6,904)      (6,904)
                                --------   ---------   ---------  ----------   ---------
Balances, September 30, 2000   10,500,000   $10,500    $100,000   $ 17,683     $ 92,817
                               =========   =========   =========  ==========   =========



SEE NOTES TO FINANCIAL STATEMENTS.

                               JAHB HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  January 5, 1999    January 5, 1999
                                     Three Months   Nine Months   (date of            (date of
                                        Ended         Ended       incorporation)   incorporation)
                                      September 30, September 30, to September 30, to September 30,
                                         2000          2000         1999                2000
                                      ---------     ---------      -------           ----------


CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                              $(6,768)      $(6,904)      $ (10,779)       $(17,683)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Common stock issued for services
       rendered                               0              0         10,500          10,500

                                      ----------      ---------    -------------  -------------
CASH FLOWS USED IN FINANCING
 ACTIVITIES                              (6,768)        (6,904)          (279)         (7,183)
                                      ----------      ---------    -------------  -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Increase in due to affiliate               -            136            279             415
   Repayment of due to affiliate           (415)          (415)             -            (415)
   Capital contribution from
    shareholder                         100,000         100,000             -         100,000
                                      ----------      ---------    -------------  -------------

 CASH PROVIDED BY FINANCING
 ACTIVITIES                             100,000         100,000             -         100,000
                                      ----------      ---------    -------------  -------------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                    92,817          92,817             -          92,817

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          -               -             -               -
                                      ----------      ---------    -------------  -------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                         $ 92,817         $92,817       $     -        $ 92,817
                                       =========       =========    ============  =============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

         Interest paid                 $      -         $     -       $     -        $      -
                                       ==========      =========    ============  =============
         Taxes paid                    $      -         $     -       $     -        $      -
                                       ==========      =========    ============  =============

SEE NOTES TO FINANCIAL STATEMENTS.

                               JAHB HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

JAHB Holdings, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and intend to provide interactive video conferencing software and services. Our planned principal operations have not commenced; therefore accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC") Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of approximately $17,683 through September 30, 2000, anticipate incurring net losses for at least the next two years and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or implement our business plan. Our plans include a public offering of its common stock (see Note F), however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to September 30, 2000, we recognized losses for both financial and tax reporting purposes. As such, no deferred income taxes have been provided for in the accompanying statement of operations

At September 30, 2000, we had a net operating loss carryforward of approximately $7,183 for income tax purposes. The carryforward will be available to offset future taxable income through the year ended September 30, 2020. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109

NOTE D - RELATED PARTY TRANSACTIONS

On the date of incorporation, 10,500,000 shares of our common stock were issued to our president and/or certain of our president's relatives as consideration for certain consulting services. The value of these services, which was based on the number, and fair value of shares issued (as determined by our Board of Directors), has been reflected as consulting services in the accompanying statements of operations.

Other than the amounts discussed in the preceding paragraph, no amounts have been ascribed to services provided by the our stockholders and officer, and the use of a portion of our president's home for office space, in the accompanying statements of operations because the value of such services and office space were not considered significant.

At September 30, 2000, we have an informal line of credit with our president. Advances under this arrangement accrue interest at a fixed rate of 6%, are unsecured and have no specified repayment terms. During the nine months ended September 30, 2000, we borrowed and repaid $136 from this line along with repaying the $279 balance due at December 31, 1999, as such there is no balance due as of September 30, 2000. Interest has not been paid or accrued as of or for the period January 5, 1999 (date of incorporation) to September 30, 2000, because of its insignificance.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of September 30, 2000 there were no common equivalent shares outstanding, as such, the diluted net loss per share calculation is the same as the basic net loss per share.

NOTE F - SUBSEQUENT EVENT

Proposed Common Stock Offering

On August 25, 200, we filed a registration statement with the SEC to sell up to 2,000,000 shares of our common stock at $0.50 per share. The offering will be on a best-efforts, no minimum basis As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance its operations.

NOTE G - Capital Contribution

On August 25, 2000, we received a $100,000 capital contribution from our majority stockholder.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2000 and the statement of operations, cash flows and stockholders' equity (deficit) as of and for the three and nine-months ended September 30, 2000, and the period January 5, 1999 (date of inception) to September 30, 2000 and 1999 included with this Form 10-QSB. The Company did not have significant operations during the three months ended September 30, 2000 or for the period January 5, 1999 (date of inception) to September 30, 2000 and as such this analysis does not include any additional discussion as of and for such periods.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have limited assets. Our expenses for the three and nine month ended September 30, 2000, were $6,768 and $6,904, respectively. We funded these losses primarily through the proceeds of $100,000 of shareholder contributions. Our cumulative expenses for the period January 5, 1999 (date of incorporation) to September 30, 2000 were $17,683.

The expenses we have incurred to date are primarily from our efforts to establish clients and begin our business operations. So long as we are able to sell shares of our common stock we believe will have sufficient funds to satisfy our cash requirements.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Plan of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) tour financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop its products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct its business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

    NONE

Item 3. Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

    NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2000                /s/ Joel Arberman

Date                            Joel Arberman, President