Form 10KSB
period 2000-12-31
JAHB HOLDINGS INC
filed 2001-04-16
CIK 1122380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the Year Ended December 31, 2000

Commission File Number: 333-44586

JAHB HOLDINGS, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	58-2565680 (IRS Employer I.D. No.)

8384 Roswell Road, Suite K, Atlanta, Georgia 30350
(Address of Principle Executive Offices)

(770) 552-5096
(Registrant's telephone number, including area code)

None
(Securities registered pursuant to Section 12(b) of the Act)

Common Stock, $.001 Par Value
(Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: $1,320

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $251,500. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of December 31, 2000:
10,503,000 Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. _X__ Yes __No

JAHB Holdings, Inc.
FORM 10 - KSB

PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

We are a development stage company that intends to provide interactive video conferencing software and services to enable individuals to see, hear and interact with other individuals located across the Internet.

1. Principal products or services and their markets:

We function as a telecommunications, technology and marketing bridge for customers that want interactive video conferencing solutions. Our services encompass the technical, marketing and administrative services to:

o provide software for point-to-point and multi-point interactive video conferencing;
o arrange for high speed data lines for data transmission;
o coordinate online payment processing;
o train individuals how to effectively use interactive video conferencing systems provided by us.

2. Distribution methods of the products or services:

We do not currently have any customers and there are no arrangements or understandings to gain any customers. We are targeting individuals, web portals, business, educational institutions and government organizations to become our customers. We intend to market and sell our products and services primarily through resellers and strategic partners. Our president will identify and try to retain initial marketing consultants through networking and advertisements in sales and marketing related publications to assist us in fulfilling a variety of sales and marketing requirements we have.

Our marketing efforts will be dedicated to demonstrating the benefits of interactive video conferencing and how it can be used to increase profits, reduce costs and improve communications. We may participate in trade conferences and industry forums, and advertise in business publications. We intend to increase our advertising and marketing expenditures in an effort to become better known in our target markets. These expenditures will cover the addition of sales, marketing and business development agents, increased advertising, increased media relations, increased presence at trade conferences, and continuing improvements to our web site.

Our marketing budget depends on a number of factors, including our results of operations and ability to raise additional capital. In the event that we are successful in raising additional capital or our results of operations exceed our expectations, our marketing budget for the next 12-month period will increase significantly.

3. Status of any publicly announced new product or service:

None.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition:

The market for interactive video conferencing services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. Some of our competitors offer a full range of interactive video conferencing services and several others have announced their intention to do so.

Rapid technological change in the video conferencing industry could cause our software and services to become less attractive to potential users which could lead us to incur high costs to redesign, lower usage and could hurt our revenues. If we are unable to respond to rapid technological changes, our software and services may become less attractive to potential users. Our success will depend upon our ability to develop competitive technologies to enhance our software and services and to develop and introduce new software and services in a timely and cost-effective manner. Interactive video conferencing systems are characterized by rapidly changing technology, developing legal issues, changing user requirements, frequent new product and service introductions and enhancements and evolving industry standards in computer hardware, operating systems, database technology and information delivery systems. We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to these developments. Our business, financial condition and operating results may be adversely affected if we are unable to anticipate or respond quickly and economically to any developments.

There are relatively low barriers to entry into our business. For example, we have no significant proprietary technology that would preclude or inhibit competitors from entering our market. We expect to face additional competition from new entrants into the market in the future. Existing or future competitors could develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

We believe that the principal competitive factors in our market are strategic expertise, technical knowledge and creative skills, brand recognition, reliability of the delivered solution, client service and price. Most of our current and potential competitors have longer operating histories, larger installed client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we have and could decide at any time to increase their resource commitments to our market. In addition, the market for interactive video conferencing solutions is relatively new and subject to continuing definition, and, as a result, the core business of many of our competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect our business, results of operations and financial condition.

Third parties could independently develop similar technologies because of the limited protection for our intellectual property, which could lead to additional competition, reduced usage and hurt our revenues. Third parties may independently develop technologies similar or superior to our technologies. If they do, this may reduce the attractiveness of our software and services, increase our competition, reduce usage of our software and services and hurt our advertising and commerce revenues. Our business, financial condition and operating results could be adversely affected if others develop similar technologies.

5. Sources and availability of raw materials and the names of principal suppliers:

We do not intend to develop our own interactive video conferencing systems from scratch. We believe that a number of high quality systems already exist. We are evaluating a number of licensing and branding opportunities from companies that have technology solutions we can use. Even if we license an existing system, we will have to retain contract programmers to modify and enhance the existing system to customize it to our needs. We do not currently have any technology licensing agreements, nor do we have any contract programmers that can customize systems for us. We may have to cease operations if we fail to identify suitable technology, are not able to license technology under favorable terms, or fail to have those systems customized for our purposes.

6. Dependence on one or a few major customers:

None.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

None.

8. Need for any government approval of principal products or services:

None.

9. Effect of existing or probable governmental regulations on the business:

We do not currently face direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to us in areas including content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues including property ownership, content, taxation, defamation and personal privacy is uncertain.

The majority of laws that currently regulate the Internet were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any export or import restrictions, new legislation or regulation governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Violations of local laws may be alleged or charged by state or foreign governments and we may unintentionally violate local laws. Local laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

10. Estimate of the amount spent during each of the last two fiscal years on research and development activities:

None.

11. Costs and effects of compliance with environmental laws (federal, state and local):

None.

12. Number of total employees and number of full time employees:

We have one part time employee. From time to time, we will employ additional independent contractors to support our development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

ITEM 2 - DESCRIPTION OF PROPERTY

We have our corporate headquarters in Atlanta, Georgia. Substantially all of our operating activities are conducted from 400 square feet of office space provided by our president at no charge. We believe that additional space will be required as our business expands and believe that we can obtain suitable space as needed. We do not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market information: Our common stock does not trade on any stock exchange.
b. Holders: There are six holders of our common stock.
c. Dividends: We have not and do not anticipate that we will pay any dividends in the future.

ITEM 6 - PLAN OF OPERATION

General discussion.
We began implementing phases of our business plan in July 2000. Our plan of operations for the following twelve months is to complete the following objectives, subject to the sale of the maximum number of shares we are offering pursuant to our effective registration statement:

o Select and license interactive video conferencing technology.

Since July 2000, we have been evaluating different interactive video conferencing technologies available for licensing and branding. To date, we have not licensed any technology. We believe we will be in a position to select and license a technology platform during the second quarter of 2001.

o Customize interactive video conferencing technology.

Since July 2000, we have been identifying and meeting with software developer contractors that could help us customize any interactive video conferencing technology that we may license and that could help us integrate with payment processing systems. We plan to continue to identify suitable prospects so that we have a wide range to select from when we need them. We believe we will be in a position to select contract software developers once we identify and license an interactive video conferencing technology platform during the second quarter of 2001. To date, we have not engaged any software development services.

o Create a cost-effective and internet-based marketing campaign.

During the second quarter of 2001, we intend to engage professionals to assist us in designing an efficient and economical sales, marketing and public relations campaign. We anticipate that the initial campaign will be completed in the beginning of the third quarter of 2001.

o Build an internal administrative and managerial organization.

During the second and third quarter of 2001, we plan to identify, interview and engage part-time and contract personnel to assist us in overseeing all areas of our operations.

o Deploy and market interactive video conferencing technology.

We anticipate that we will be positioned to begin offering our services by the end of the third quarter of 2001.

Our actual expenditures and business plan may differ from this plan of operations. Our board of directors may decide not to pursue this plan, or may decide to modify it based on new information or limits in the amount of available financing.

Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, and changes in the interactive video conferencing business or general economic conditions .

Revenues.

We have not generated any revenues yet. We intend to generate revenue by offering a range of services to deliver interactive video conferencing solutions.

Cost of revenues.

As we grow, our operating expenses will increase in connection with:

o technology licensing and customization;
o publicity;
o sales and marketing;
o web site development; and
o general and administrative needs to support our growth.

Publicity expenses will consist primarily of compensation for publicists that would provide us with creative writing, editorial contacts and the skills to pitch our story to the media. We expect to significantly increase our publicist expenses in absolute dollars as we launch our service. Some of these expenses may be paid through the issuance of shares.

Sales and marketing expenses consist primarily of compensation for sales and marketing agents, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. We expect to continue to increase our sales and marketing expenses in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force.

General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. We expect that general and administrative expenses will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our expected domestic and international business growth and bear the increased expense associated with being a public company.

We anticipate that we will incur net losses at least until the end of 2003. The extent of these losses will be contingent, in part, on the amount of net revenue generated from customers. It is possible that our operating losses will increase in the future and that we will never achieve or sustain profitability.

Limited operating history

Our limited operating history makes predicting future operating results very difficult. We believe that you should not rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Our fiscal year ends December 31.

Results of operations

For the period January 5, 1999 to December 31, 2000, we did not generate any operating revenues and incurred a cumulative net loss of approximately $34,600. Our operating expenses have consisted substantially of consulting, employee compensation and professional fees.

Our results of operations for the years ended December 31, 2000 and/or for the period January 5, 1999 to December 31, 1999, are not necessarily indicative of the results for any future period. We expect to expand our business and client base, which will require us to increase the number of technical, sales and marketing agents and to develop our web site and purchase equipment, which will result in increasing expenses.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we have used cash of approximately $9,100 for operating and investing activities, which has been primarily funded by $103,000 in capital contributions from our shareholders. At December 31, 2000 we had $92,378 in cash.

We expect to make expenditures of at least $200,000 during the twelve months following the closing of this offering. These funds will be used to license and customize software, continue web site development, begin sales and marketing and for general working capital.

We have an accumulated deficit, and we expect to have negative working capital for at least until the end of 2003. Accordingly, our ability to continue as a going concern is dependent upon obtaining additional capital and financing for our planned operations.

Need for additional financing.

We are trying to sell up to 2,000,000 shares of our common stock at $0.50, pursuant to an effective registration statement. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have immediate use of such funds to finance our operations. During 2000, we sold only $3,000 worth of our shares.

We do not plan to (i) conduct any product research and development, (ii) purchase any plant or significant equipment or (iii) hire any additional employees, until we raise at least $200,000 from our offering.

If we are successful in selling at least 400,000 of the shares in our offering, the $200,000 of proceeds generated will be sufficient to maintain our operations for at least 12 months after completion of the offering. If we are unable to raise these funds we will not remain as a viable going concern and investors may lose their entire investment.

Limited operating history.

As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition for Internet professional services, our limited operating history and the uncertainty as to the broad acceptance of the web and Internet. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Material agreements

To date, we have not entered into any arrangements with independent agents to provide technology development, sales or marketing, or with any customers.

In July 2000, we entered into a one-year employment agreement with Joel Arberman, who will be compensated at the rate of $60,000 per year. However, the agreement is not effective, and no compensation is to be paid or accrued under such agreement, until we have issued more than $500,000 of our common stock (for cash or services), or when client revenues are sufficient to provide a full or partial salary.

CAUTIONARY STATEMENT

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Corporation's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Corporation to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Corporation to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Corporation's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Corporation to successfully conduct its business in new markets; and (vii) other risks including those identified in the Corporation's filings with the SEC. The Corporation undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB, to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 7 - FINANCIAL STATEMENTS

JAHB Holdings, Inc.
(A Development Stage Enterprise)

[Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of JAHB Holdings, Inc.:

We have audited the accompanying balance sheet of JAHB Holdings, Inc. (the “Company”), a development stage enterprise, as of December 31, 2000, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the periods January 5, 1999 (date of incorporation) to December 31, 1999 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, and the periods January 5, 1999 (date of incorporation) to December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery, Crouse & Hohl, P.A.

April 9, 2001
Tampa, FL

JAHB Holdings, Inc.
(A Development Stage Company)

BALANCE SHEET AS OF DECEMBER 31, 2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 92,378

Total	$ 92,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	$ -

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value; authorized 20,000,000 common shares; 10,503,000 shares issued and outstanding	10,503
Additional paid-in capital	116,497
Deficit accumulated during the development stage	(34,622)

Total Stockholders’ Equity	92,378

Total	$ 92,738

See notes to financial statements.

JAHB Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2000	For the Period January 5, 1999 (date of incorporation) to December 31, 1999	For the Period January 5, 1999 (date of incorporation) to December 31, 2000
REVENUE
Interest income	$ 1,320	$ -	$ 1,320

EXPENSES
Employee compensation	15,000		15,000
Consulting fees – related party		10,500	10,500
Professional fees	9,492	-	9,492
Organization costs	136	279	415
Office expenses	535	-	535

Total Expenses	25,163	10,779	35,942

NET LOSS	$ (23,843)	$ (10,779)	$ (34,622)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Shares Oustanding- Basic and Diluted	10,500,375	10,500,000	10,500,188

See notes to financial statements.

JAHB Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD JANUARY 5, 1999
(date of incorporation) TO DECEMBER 31, 1999

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, January 5, 1999 (date of incorporation)	-	$ -	$ -	$ -	$ -

Issuance of common stock for services	10,500,000	10,500		-	10,500

Net loss for the period January 5, 1999 (date of incorporation) to December 31, 1999	-	-		(10,779)	(10,779)

Balances, December 31, 1999	10,500,000	10,500		(10,779)	(279)

Issuance of common stock for cash	3,000	3	1,497		1,500
Capital contribution			100,000		100,000

Contribution of services by employee			15,000		15,000

Net loss for the year ended December 31, 2000	-	-	-	(23,843)	(23,843)

Balances, December 31, 2000	10,503,000	$ 10,503	$ 116,497	$ (34,622)	$ 92,378

See notes to financial statements

JAHB Holdings, Inc.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2000	For the period January 5, 1999 (date of incorporation) to December 31, 1999	For the period January 5, 1999 (date of incorporation) to December 31, 2000
Cash Flows From Operating Activities
Net loss	$ (23,843)	$ (10,779)	$ (34,622)
Adjustments to reconcile net loss to net cash used by operating activities:

Issuance of stock for services		10,500	10,500
Non-cash compensation	15,000		15,000
Net Cash Used by Operating Activities	(8,843)	(279)	(9,122)

Cash Flows From Financing Activities
Issuance of common stock	1,500	-	1,500
Increase (decrease) in due to affiliate	(279)	279	-
Capital contribution	100,000	-	100,000

Net Cash Provided by Financing Activities	101,221	279	101,500

Net Increase (decrease) In Cash and Cash Equivalents	92,378	-	92,378

Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ 92,378	$ -	$ 92,378

Supplemental cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

See notes to financial statements.

JAHB Holdings, Inc.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

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

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from those estimates.

NOTE B – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception, and anticipate that we will incur net losses for the foreseeable future and require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance ours planned principal operations and/or implement our business plan. Our plans include selling shares of our common stock through our public offering (see Note F), however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

On the date of incorporation, 10,500,000 shares of our common stock were issued to our president and certain of our president's relatives as consideration for certain consulting services. The value of these services, which was based on the number, and fair value of shares issued (as determined by our Board of Directors), has been reflected as consulting services in the accompanying 1999 statement of operations.

During the year ended December 31, 2000, we recognized $15,000 of employee compensation. We believe this amount represents the fair value of services provided to us by our president during the year. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital in the accompanying balance sheet. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

Our President and majority stockholder periodically advances funds to us. These advances, which were repaid as of December 31, 2000, were unsecured, non-interest bearing and due on demand. Also, the parents of our President (who are also two of our minority stockholders) made a $100,000 capital contribution during the year. No consideration was provided and/or is to be provided for this contribution.

NOTE D - INCOME TAXES

During the year ended December 31, 2000 and the period January 5, 1999 (date of incorporation) to December 31, 1999, we recognized losses for both financial and tax reporting purposes. As such, no deferred income taxes have been provided for in the accompanying statement of operations

At December 31, 2000, we had a net operating loss carryforward of approximately $9,122 for income tax purposes. The carryforward will be available to offset future taxable income through the year ended December 31, 2020. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109

NOTE E – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 2000 or 1999; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F – COMMON STOCK OFFERING

In October, 2000, our registration statement with the SEC to sell up to 2,000,000 shares of our common stock at $0.50 per share, was declared effective. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance our operations.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table and subsequent discussion contains information concerning our director and executive officer, who will serve in the same capacity with us upon completion of the offering. Our executive officer was elected to his position in July 2000.

Name	Age	Title
Joel Arberman	28	President and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Mr. Arberman has served as president, chief executive officer and a member of our board of directors since July 2000. His prior experiences are listed below:

Dates of Employment	Position/Company
March 2000 until present	independent corporate finance and business development consultant.
November 1999 until March 2000	Chief Technology Officer and a member of the board of directors of ConnectivCorp, Inc., a publicly traded company.
May 1998 until November 1999	founder, president, chief executive officer and director of ConnectivCorp, Inc
January 1997 until May 1998	independent corporate finance and business development consultant.
August 1995 until January 1997	Internet Analyst of Yorkton Securities, Inc.,
November 1994 until August 1995	Equity Analyst at SunAmerica Asset Management Company
July 1993 until November 1994	Junior Analyst at First Investors Management Corporation

Mr. Arberman holds a B.S. degree in Business Administration with a concentration in finance and marketing and a minor in economics from the State University of New York, at Albany.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

CONFLICTS OF INTEREST

Our director and officer is or may become, in his individual capacity, officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between JAHB and his other business activities.

No proceeds from this offering will be used to purchase directly or indirectly any shares of the common stock owned by any present shareholder, officer, director or promoter. No proceeds from this offering will be loaned to our sole officer and director. We also will not use proceeds of this offering purchase the assets of any company, which is beneficially owned by any of our current or future officers, directors, promoters or affiliates.

ITEM 10 - EXECUTIVE COMPENSATION.

There was no officer whose salary and bonus for the period exceeded $100,000.

Mr. Arberman is currently employed by JAHB Holdings, Inc. at an annual salary of $60,000 per annum according to a one year written employment agreement signed on July 1, 2000. However, this agreement is not yet effective, and as a result, Mr. Arberman is not accruing or entitled to any compensation until we sell at least $500,000 of our shares, or until client revenues are sufficient to provided a full or partial salary. His employment agreement provides for reimbursement of business related expenses, four weeks of vacation per calendar year, medical and disability benefits, additional benefits as offered by JAHB and bonus entitlement. Until there is an independent board member, Mr. Arberman has agreed not to receive any benefits or bonus from us. The employment contract also contains standard non-compete, termination, confidentiality and other clauses.

We do not presently have a stock option plan but intend to develop an incentive-based stock option plan for our officers and directors in the future and may reserve shares of our authorized common stock for that purpose.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock before and after giving effect to the sale of the maximum number of shares of common stock offered. All shareholders have sole voting and investment power over the shares beneficially owned. Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options. Although our officer may purchase shares in this offering, the following amounts assume that our officer does not purchase any additional shares.

Beneficial ownership class of common stock	shares owned	Percentage of shares
Joel Arberman 8384 Roswell Road, Suite K Atlanta, Georgia 30350	10,000,000	95.21%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Upon incorporation, on January 5, 1999, we issued 10,500,000 shares for $10,500 worth of services.

Mr. Arberman, our president, provides us various equipment and a portion of his home for office space for no consideration. The value of this equipment and office space are considered to be insignificant.

Alfred and Rachelle Arberman, the parents of our president, made a $100,000 capital contribution on August 25, 2000 for no additional consideration.

All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

Exhibits - None.
Financial Statement Schedules - None.
Reports on Form 8-K - None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAHB HOLDINGS, INC.

By: /s/ Joel Arberman
Chief Executive Officer

Dated: April 13, 2001

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE	TITLE	DATE
/s/ Joel Arberman	Director, Chief Accounting Officer	April 9, 2001