Form 10QSB
period 2001-03-31
JAHB HOLDINGS INC
filed 2001-05-14
CIK 1122380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________ .

Commission File Number: 333-44586

JAHB HOLDINGS, INC.
(Exact name of registrant as specified in charter)

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2001.

10,503,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( x ) NO ( )

JAHB HOLDINGS, INC.
INDEX TO FORM 10-QSB

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	March 31, 2001 (unaudited)	December 31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 91,713	$ 92,378

TOTAL	$ 91,713	$ 92,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES - accrued liabilities	$ -	$ -

STOCKHOLDER'S DEFICIT:
Common stock - $0.001 par value; authorized 20,000,000 common shares; 10,503,000 shares issued and outstanding	10,503	10,503
Additional paid-in capital	120,247	116,497
Deficit accumulated during the development stage	(39,037)	(34,622)
Total Stockholder's Equity	91,713	92,378

TOTAL	$ 91,713	$ 92,378

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000	For the Period January 5, 1999 (date of incorporation) to March 31, 2001
REVENUE
Interest income	$ 681	$ -	$ 2,001

EXPENSES
Employee compensation	3,750	3,750	18,750
Consulting fees – related party	-	-	10,500
Professional fees	347		9,839
Organization costs	-	85	415
Office expenses	999	-	1,534

Total expenses	5,096	3,835	41,038

NET LOSS	$ (4,415)	$ (3,835)	$ (39,037)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Number of Shares Outstanding	10,503,000	10,500,000	10,500,500

SEE NOTES TO FINANCIAL STATEMENTS

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2001
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	10,503,000	$ 10,503	$ 116,497	$ (34,622)	$ 92,378

Contribution of services by employee			3,750		3,750

Net Loss				(4,415)	(4,415)

Balances, March 31, 2001	10,503,000	$ 10,503	$ 120,247	$ (39,037)	$ 91,713

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000	For the period January 5, 1999 (date of incorporation) to March 31, 2001
Cash Flows From Operating Activities:
Net loss	$ (4,415)	$ (3,835)	$ (39,037)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of stock for services			10,500
Non-cash compensation	3,750	3,750	18,750
Net Cash Used By Operating Activities	(665)	(85)	(9,787)

Cash Flows From Financing Activities
Issuance of common stock			1,500
Increase in due to affiliate		85	-
Capital contribution			100,000
Net Cash Provided by Financing Activities	-	-	101,500

Net Increase (decrease) In Cash and Cash Equivalents	(665)	(85)	91,713

Cash and Cash Equivalents at Beginning of Period	92,378	-	-

Cash and Cash Equivalents at End of Period	$ 91,713	$ -	$ 91,713

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	0	$ 0	$ 0
Income Taxes	0	$ 0	$ 0

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

JAHB Holdings, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on January 5, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and intend to provide interactive video conferencing software and services. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions wee are required to make. Actual results could differ from those estimates.

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception, anticipate incurring net losses for at least the next two years and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and implement our business plan. Our plans include selling shares of our common stock through our public offering (see Note F), however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to March 31, 2001, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2001, we had a net operating loss carryforward of approximately $9,800 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended March 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109

NOTE D - RELATED PARTY TRANSACTIONS

On the date of incorporation, 10,500,000 shares of our common stock were issued to our president and certain of our president's relatives as consideration for certain consulting services. The value of these services, which was based on the number, and fair value of shares issued (as determined by our Board of Directors), has been reflected as consulting services in the accompanying statement of operations.

We recognized $3,750 of employee compensation during each of the three-month periods ended March 31, 2001 and 2000. We believe these amounts represent the fair value of services provided to us by our president during these periods. Because this compensation will not be paid, now or in the future, these amounts have been reflected as increases in additional paid-in capital in the accompanying financial statements. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

Our President and majority stockholder periodically advanced funds to us during the year ended December 31, 2000. These advances, which were repaid as of December 31, 2000, were unsecured, non-interest bearing and due on demand. Also, the parents of our President (who are also two of our minority stockholders) made a $100,000 capital contribution during the year. No consideration was provided and/or is to be provided for this contribution.

NOTE E – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding at any time since our inception; accordingly, basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F - COMMON STOCK OFFERING

In October, 2000, our registration statement with the SEC to sell up to 2,000,000 shares of our common stock at $0.50 per share, was declared effective. The offering is on a best-efforts, no minimum basis. As such, there is no escrow of any of the proceeds of the offering and we have the immediate use of any such funds to finance our operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three months ended March 31, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash, which arose substantially from a $100,000 capital contribution made by the parents of our president, we have no assets. In addition, our only revenues have resulted from interest income earned on our cash balances, an our total expenses through March 31, 2001 were approximately $39,000. This amount includes non-cash compensation and consulting fees of approximately $29,300. Our expenses for the three months ended March 31, 2001 and 2000 were approximately $5,100 and $3,800, respectively (of which $3,750 were non cash during both of such periods). We funded the payment of these expenses primarily through the proceeds of the $100,000 capital contribution discussed above.

The expenses we have incurred to date are primarily from our efforts to establish clients and begin our business operations. Because we do not plan to conduct any product research and development, purchase any plant or significant equipment or hire any additional employees until we raise at least $200,000 from our offering, we anticipate that we will have adequate cash to maintain our current operations for the next year. However, in order for us implement our business plan, we need to sell at least 400,000 shares of our common stock under our public offering. We believe the related proceeds from these sales of shares ($200,000) would enable us to maintain our operations for at least 12 months after the closing of our offering (the offering is scheduled to close in October of 2001). Through the date of this 10-QSB, we have raised $3,000 under our offering.

Readers are referred to the cautionary statement, which addresses forward-looking statements.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i)

our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

SIGNATURE	TITLE	DATE
/s/ Joel Arberman	Director, Chief Accounting Officer	May 14, 2001