Form 10QSB
period 2001-06-30
JAHB HOLDINGS INC
filed 2001-08-17
CIK 1122380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________ .

Commission File Number: 333-44586

JAHB HOLDINGS, INC.
(Exact name of registrant as specified in charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	58-2565680 (IRS Employer I.D. No.)

10325 Summer Creek Drive
Alpharetta, Georgia 30022
(Address of Principal Executive Offices)

(678) 458-0981
(Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2001.

10,503,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

JAHB HOLDINGS, INC.
INDEX TO FORM 10-QSB

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	June 30, 2001 (unaudited)	December31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 88,929	$ 92,378

TOTAL	$ 88,929	$ 92,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES	$ -	$ -

STOCKHOLDERS' EQUITY:
Common stock - $0.001 par value; 20,000,000 shares authorized; 10,503,000 shares issued and outstanding	10,503	10,503
Additional paid-in capital	123,997	116,497
Deficit accumulated during the development stage	(45,571)	(34,622)
Total stockholders' equity	88,929	92,378

TOTAL	$ 88,929	$ 92,378

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2001	For the six months ended June 30, 2001	For the three months ended June 30, 2000	For the six months ended June 30, 2000	For the Period January 5, 1999 (date of incorporation) to June 30, 2001

REVENUES- Interest	$826	$1,507	$-	$-	$2,827

EXPENSES:
Employee compensation	3750	7,500	3,750	7,500	22,500
Consulting fees	-	-	-	-	10,500
Professional fees	2,239	2,586	-	-	12,078
Organizational costs	-	-	415	415	415
Other	1,371	2,370	-	-	2,905

Total expenses	7,360	12,456	4,165	7,915	48,398

NET LOSS	$(6,534)	$(10,949)	$(4,165)	$(7,915)	$(45,571)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	10,503,000	10,503,000	10,500,000	10,500,000	10,500,800

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2001
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	10,503,000	$ 10,503	$ 116,497	$ (34,622)	$ 92,378

Contribution of services by employee			7,500		7,500

Net Loss				(10,949)	(10,949)

Balances, June 30, 2001	10,503,000	$ 10,503	$ 123,997	$ (45,571)	$88,929

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30, 2001	For the six months ended June 30, 2001	For the three months ended June 30, 2000	For the six months ended June 30, 2000	For the period January 5, 1999 (date of incorporation) to June 30, 2001
Cash Flows From Operating Activities:
Net loss	$(6,534)	$(10,949)	$(4,165)	$(7,915)	$(45,571)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based consulting services	-	-	-	-	10,500
Non-cash compensation	3,750	7,500	3,750	7,500	22,500
Net Cash Used by Operating Activities	(2,784)	(3,449)	(415)	(415)	(12,571)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	-	-	1,500
Increase in affiliate advances	-	-	415	415	-
Capital contribution	-	-			100,000
Cash Provided by Financing Activities	-	-	415	415	101,500

Net Increase (decrease) In Cash and Cash Equivalents	(2,784)	(3,449)	-	-	88,929

Cash and Cash Equivalents at Beginning of Period	91,713	92,378	-	-	-

Cash and Cash Equivalents at End of Period	$88,929	$88,929	$-	$-	$88,929

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-	$-

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

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

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to June 30, 2001, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At June 30, 2001, we had a net operating loss carryforward of approximately $12,000 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended June 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109

NOTE D - RELATED PARTY TRANSACTIONS

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

We recognized $7,500 of employee compensation during each of the six-month periods ended June 30, 2001 and 2000, respectively. We believe these amounts represent the fair value of services provided to us by our president during these periods. Because this compensation will not be paid, now or in the future, these amounts have been reflected as increases in additional paid-in capital in the accompanying financial statements. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three and six months ended June 30, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash, which arose substantially from a $100,000 capital contribution made by the parents of our president, we have no assets. In addition, our only revenues have resulted from interest income earned on our cash balances, and our total expenses through June 30, 2001 were approximately $48,000. This amount includes non-cash compensation and consulting fees of approximately $33,000. Our expenses for the three and six months ended June 30, 2001 and 2000 were approximately $7,400, $12,500, $4,200 and $7,900, respectively. These amounts included non-cash compensation of $3,750 for each of the related quarterly periods. Expenses requiring the outlay of cash were funded primarily through the proceeds of the $100,000 capital contribution discussed above.

The expenses we have incurred to date arise primarily from our efforts to establish clients and begin our business operations. Because we do not plan to conduct any product research and development, purchase any plant or significant equipment or hire any additional employees until we raise at least $200,000 from our offering, we anticipate that we will have adequate cash to maintain our current operations for the next year. However, in order for us implement our business plan, we need to sell at least 400,000 shares of our common stock under our public offering. We believe the related proceeds from these sales of shares ($200,000) would enable us to maintain our operations for at least 12 months after the closing of our offering (the offering is scheduled to close in October of 2001). Through the date of this 10-QSB, we have raised $3,000 under our offering.

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

SIGNATURE	TITLE	DATE
/s/ Joel Arberman	Director, Chief Accounting Officer	August 16, 2001