Form 10-Q
period 2001-09-30
JAHB HOLDINGS INC
filed 2001-10-31
CIK 1122380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

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

(678) 867-0960
(Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2001.

10,503,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

JAHB HOLDINGS, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (unaudited)
Balance Sheets as of September 30, 2001 and December 31, 2000	3
Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and the period January 5, 1999 (date of incorporation) to September 30, 2001	4
Statement of Stockholders' Equity for the nine months ended September 30, 2001	5
Statements of Cash Flows for the three and nine months ended September 30, 2001 and 2000, and the period January 5, 1999 (date of incorporation) to September 30, 2001	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Securities Holders	10
Item 5. Other Information	10
Item 6. Exhibits and Reports on Form 8-K	10
Signatures	10

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	September 30, 2001 (unaudited)	December31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 84,696	$ 92,378

TOTAL	$ 84,696	$ 92,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES	$ -	$ -

STOCKHOLDERS' EQUITY:
Common stock - $0.001 par value; 20,000,000 shares authorized; 10,503,000 shares issued and outstanding	10,503	10,503
Additional paid-in capital	127,747	116,497
Deficit accumulated during the development stage	(53,554)	(34,622)
Total stockholders' equity	84,696	92,378

TOTAL	$ 84,696	$ 92,378

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001	For the three months ended September 30, 2000	For the nine months ended September 30, 2000	For the Period January 5, 1999 (date of incorporation) to September 30, 2001

REVENUES- Interest	$1,139	$2,646	$-	$-	$3,966

EXPENSES:
Employee compensation	3,750	11,250	3,750	11,250	26,250
Consulting fees	-	-	-		10,500
Professional fees	4,671	7,257	6,551	6,551	16,749
Organizational costs	-	-		136	415
Other	701	3,071	217	217	3,606

Total expenses	9,122	21,578	10,518	18,154	57,520

NET LOSS	$(7,983)	$(18,932)	$(10,518)	$(18,154)	$(53,554)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	10,503,000	10,503,000	10,500,000	10,500,000	10,501,000

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2001
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	10,503,000	$ 10,503	$ 116,497	$ (34,622)	$ 92,378

Contribution of services by employee			11,250		11,250

Net Loss				(18,932)	(18,932)

Balances, September 30, 2001	10,503,000	$ 10,503	$ 127,747	$ (53,554)	$84,696

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001	For the three months ended September 30, 2000	For the nine months ended September 30, 2000	For the period January 5, 1999 (date of incorporation) to September 30, 2001
Cash Flows From Operating Activities:
Net loss	$(7,983)	$(18,932)	$(10,518)	$(18,154)	$(53,554)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based consulting services	-	-	-	-	10,500
Non-cash compensation	3,750	11,250	3,750	11,250	26,250
Net Cash Used by Operating Activities	(4,233)	(7,682)	(6,768)	(6,904)	(16,804)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	-	-	1,500
Net decreaese in affiliate advances	-	-	(415)	(279)	-
Capital contribution	-	-	100,000	100,000	100,000
Cash Provided by Financing Activities	-	-	99,585	99,721	101,500

Net Increase (decrease) In Cash and Cash Equivalents	(4,233)	(7,682)	92,817	92,817	84,696

Cash and Cash Equivalents at Beginning of Period	88,929	92,378	-	-	-

Cash and Cash Equivalents at End of Period	$84,696	$84,696	$92,817	$92,817	$84,696

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-	$-

SEE NOTES TO FINANCIAL STATEMENTS.

JAHB HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

JAHB Holdings, Inc. ("we", "us", "our"), which was incorporated under the laws of the state of Delaware on January 5, 1999, is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. We previously intended to provide interactive video conferencing software and services, however we have recently decided to apply for a license as a Georgia Residential Mortgage Broker so that we may engage in mortgage banking activities. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from those estimates.

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since our inception, anticipate incurring net losses for at least the next two years and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and implement our business plan. We plan to offer shares of our common stock through various private placements and a secondary public offering, however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period January 5, 1999 (date of incorporation) to September 30, 2001, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At September 30, 2001, we had a net operating loss carryforward of approximately $16,800 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended September 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109

NOTE D - RELATED PARTY TRANSACTIONS

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

We recognized $11,250 of employee compensation during each of the nine-month periods ended September 30, 2001 and 2000, respectively. We believe these amounts represent the fair value of services provided to us by our president during these periods. Because this compensation will not be paid, now or in the future, these amounts have been reflected as increases in additional paid-in capital in the accompanying financial statements. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

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

NOTE F - COMMON STOCK OFFERING

In October, 2000, our registration statement with the SEC to sell up to 2,000,000 shares of our common stock at $0.50 per share, was declared effective. The offering, which will close on October 24, 2001, is on a best-efforts, no minimum basis. As such, there is no escrow of any of the proceeds of the offering and we have the immediate use of any such funds to finance our operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three and nine months ended September 30, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash, which arose substantially from a $100,000 capital contribution made by the parents of our president, we have no assets. In addition, our only revenues have resulted from interest income earned on our cash balances, and our total expenses through September 30, 2001 were approximately $54,000. This amount includes non-cash compensation and consulting fees of approximately $37,000. Our expenses for the three and nine months ended September 30, 2001 and 2000 were approximately $9,100, $21,600, $10,500 and $18,200, respectively. These amounts included non-cash compensation of $3,750 for each of the quarterly periods ended September 30, 2001 and 2000. Expenses requiring the outlay of cash were funded primarily through the proceeds of the $100,000 capital contribution discussed above.

The expenses we have incurred to date arise primarily from our efforts to establish clients and begin our business operations under our predecessor business plan (see Note A to the financial statements). We have recently decided to engage in mortgage brokerage activities, and intend to file a registration statement with the Securities and Exchange Commission to raise up to $500,000 to fund our operations. Because we do not plan to conduct any product research and development, purchase any plant or significant equipment or hire any additional employees until we have the raised the requisite capital to commence our operations, we anticipate that we will have adequate cash to maintain our current operations for the next year.

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

SIGNATURE	TITLE	DATE
/s/ Joel Arberman	Director, Chief Accounting Officer	October 23, 2001