Form 10KSB
period 2001-12-31
JAHB HOLDINGS INC
filed 2002-04-01
CIK 1122380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and

Exchange Act of 1934.

For the Year Ended December 31, 2001

Commission File Number: 333-44586

Maxim Mortgage Corporation

(Exact name of Registrant as specified in its Charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	58-2565680 (IRS Employer I.D. No.)

7740 Roswell Road, Suite 400, Atlanta, Georgia 30350

(Address of Principal Executive Offices)

(404) 591-0675

(Registrant's telephone number, including area code)

None

(Securities registered pursuant to Section 12(b) of the Act)

Common Stock, $.0001 Par Value

(Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: $3,105

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2001 was $1,700. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of December 31, 2001:

36,034,000 Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. __ Yes _X_No

Maxim Mortgage Corporation

FORM 10 - KSB

PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

We are a licensed residential mortgage broker in the State of Georgia and are actively engaged in the origination and brokerage of mortgage loans secured by residential and commercial real-estate.

1. Principal products or services and their markets:

The Mortgage Bankers Association estimates the United States mortgage market to total over $4.3 trillion in terms of loans outstanding.

We offer a variety of conventional and non-conforming loan programs to potential customers.

Conventional loans are mortgages that are not backed by government insurance programs. They may carry fixed or variable interest rates with repayment terms as long as 30 years. Down payments of as little as 5% can be made, although mortgage insurance is generally required when less than 20% is paid upfront.

Non-conforming loans are mortgages to borrowers that have non-traditional income, credit or property issues. Non-conforming mortgage loans are inherently more risky than conventional mortgage loans. Because the non-conventional market has no set standards, loan programs offered by various lenders may terminate without notice.

We do not currently qualify to issue Federal Housing Administration or Veterans Administration loans, and we cannot provide any assurance that we will be able to in the future.

2. Distribution methods of the products or services:

We are targeting individuals who want to purchase or refinance residential or commercial real estate. As of December 31, 2001, we do not have any customers and there are no arrangements or understandings to gain any customers.

In order to attract customers, we must successfully execute two plans. The first plan is to recruit mortgage loan originators as employees. The second plan is to support and service our loan originators so that they can attract borrowers to become clients.

As of December 31, 2001, we employ one mortgage loan originator and are meeting with others that may be interested in joining us. We may utilize the services of staffing and recruiting firms as well. We may also employ individuals whose sole responsibility will be to identify and recruit qualified mortgage loan originators. We also selectively advertise in various publications to recruit employees.

We intend to run cable television, print and Internet advertisements to attract borrowers. General publicity campaigns will also be utilized to build brand recognition and attract new customers.

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

3. Status of any publicly announced new product or service:

None.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition:

The National Association of Mortgage Brokers reports that there are more than 20,000 mortgage brokerage operations in the U.S., employing an estimated 200,000 people. The U.S. Department of Housing & Urban Development reported that 56% of mortgage originations were made by mortgage companies in 1997 compared to only 22% in 1980.

The mortgage lending industry is highly fragmented with many players serving the borrowing community. We will face competition on many fronts, both at the retail sales level and in the area of retaining quality mortgage brokers. Borrowers have a plethora of financing alternatives including: consumer finance companies, mortgage banking companies, independent mortgage brokers, savings banks, community banks, credit unions, thrift institutions, credit card issuers, insurance companies, Federal Home Loan Mortgage Corporation and other entities engaged in mortgage lending.

We will face the challenge of recruiting and retaining high quality loan originators. We are an early stage company with limited capital resources. This may make it difficult for us to successfully compete against larger, better capitalized firms in the marketplace.

Competition among industry players can take the form of interest rates, loan origination fees, term and amount of loan, marketing and distribution channels (including on-line applications), customer services, and convenience of obtaining a loan.

We believe that the principal competitive factors in our market are product knowledge, honesty, brand recognition, reliability, customer service and pricing. Most of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and public relations resources than we have. Competition of the type described above could materially adversely affect our business, results of operations and financial condition.

5. Sources and availability of raw materials and the names of principal suppliers:

We are dependent on mortgage lending relationships to fund our mortgage loans since we act as a broker. As of December 31, 2001, we have no lenders that have agreed to fund our loans and are seeking to broaden our base of lenders. We may have to cease operations if we fail to identify sufficient lenders with an adequate range of mortgage products.

6. Dependence on one or a few major customers:

None.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

None.

8. Need for any government approval of principal products or services:

We are licensed by the State of Georgia as a residential mortgage broker.

9. Effect of existing or probable governmental regulations on the business:

Our operations will be subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.

Our mortgage activities will be subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting our activities.

We will also be subject to the rules and regulations of, and examinations by, state and federal regulatory authorities with respect to originating and processing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

There can be no assurance that we will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult and more expensive for us.

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

None.

11. Costs and effects of compliance with environmental laws (federal, state and local):

None.

12. Number of total employees and number of full time employees:

As of December 31, 2001, we have three full time employees . From time to time, we may employ independent contractors to support our development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

ITEM 2 - DESCRIPTION OF PROPERTY

We have our corporate headquarters in Atlanta, Georgia. Substantially all of our operating activities are conducted from 1,500 square feet of office space at a monthly cost of $1,750. We believe that additional space will be required as our business expands and believe that we can obtain suitable space as needed. We do not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market information: Our common stock does not trade on any stock exchange.

b. Holders: There are eight holders of our common stock.

c. Dividends: We have not and do not anticipate that we will pay any dividends in the future.

ITEM 6 - PLAN OF OPERATION

General discussion.

We began implementing phases of our current business plan in October 2001. Our plan of operations for the following twelve months is to complete the following objectives within the time period specified, subject to the sale of at least $200,000 of the shares we are offering pursuant to our effective registration statement:

- Develop organizational infrastructure. By the end of January 2002, we intend to hire mortgage loan originators, create competitive compensation packages, and develop a sales and training program. We have already started each of these items.

Organizational infrastructure expenses will initially consist primarily of office expenses, insurance, accounting, legal, licensing expenses, regulatory expenses, communication expenses, compensation for personnel and fees for outside professional advisors. Our ability to develop organization strength will be severely limited if we raise no or nominal funds.

- Develop marketing programs. Marketing will provide the credibility needed to approach mortgage loan originators and generate sales leads. We expect to complete the creation of marketing and communications materials by January 2002. We have already started each of these items.

Initial marketing expenses will consist primarily of compensation for public relations, promotional materials, trade shows, advertising and other marketing programs. Our ability to develop our sales and marketing effort will be severely limited if we raise no or nominal funds from our registered offering.

- Develop sales channel. Our sales efforts have already begun with an effort to identify top-priority markets and high-potential mortgage loan officers. We estimate that we will generate our first revenues by the end of February 2002.

Initial sales expenses will consist primarily of compensation for sales persons, travel, and office expenses. Our ability to develop our sales and marketing effort will be severely limited if we raise no or nominal funds.

During the next twelve months, we anticipate hiring four additional salaried full-time employees, a number of commissioned full-time employees and a number of part-time employees.

We do not plan to make any significant additions to our plant, property or equipment.

Our actual results and our actual plan of operations may differ materially from what is stated above. Factors that may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on the field tests of our products, completion of the development of our products, changes in the competitive environment, changes in our business or general economic conditions.

We will not be able to continue with our plan of operations until we raise at least $200,000 in gross proceeds from our registered offering. If we receive gross proceeds in amounts less than $200,000, this twelve-month time frame will be diminished, and our business plans will have to be decreased. Specifically, we would seek to sustain our basic business expenses and focus all of the remaining capital on sales and marketing. We cannot assure you that we will be able to raise the funds we need to continue our plan of operations.

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

Our fiscal year ends December 31.

Results of operations

For the period January 5, 1999 (date of incorporation) to December 31, 2001, we did not generate any revenues other than interest income of $4,425 and we incurred a cumulative net loss of approximately $107,100. Our operating expenses have consisted substantially of employee compensation and benefits and consulting and professional fees.

Our results of operations for the years ended December 31, 2001 and 2000 and/or for the period January 5, 1999 (date of incorporation) to December 31, 2001, are not necessarily indicative of the results that may occur for any future period. We expect to expand our business and client base, which will result in increasing expenses as we increase the number of sales and support personnel.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we have used cash of approximately $81,500 for operating and investing activities; this outlay has been primarily funded by $151,700 in capital contributions from our shareholders. At December 31, 2001 we had $70,129 in cash.

We expect to make expenditures of at least $200,000 during the twelve months following the closing of our current offering (which is scheduled to terminate on December 11, 2002). These funds will be primarily used to advertise, hire, retain and support mortgage loan originators and mortgage loan processors, continue web site development, and for general working capital.

We have an accumulated deficit, and we expect to have negative working capital for at least until the end of 2003. Accordingly, our ability to continue as a going concern is dependent upon obtaining additional capital and financing for our planned operations.

Need for additional financing.

We are trying to sell up to 10,000,000 shares of our common stock at $0.05, pursuant to an effective registration statement. The offering, which commenced on December 11, 2001, is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have immediate use of such funds to finance our operations.

We do not plan to (i) conduct any product research and development or (ii) purchase any plant or significant equipment, until we raise at least $200,000 from our offering.

If we are successful in selling at least 10,000,000 of the shares in our offering, the $200,000 of proceeds generated will be sufficient to maintain our operations for at least 12 months after completion of the offering. If we are unable to raise these funds we will not remain as a viable going concern and investors may lose their entire investment.

Limited operating history.

As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition for mortgage services, our limited operating history and the uncertainty as to the broad acceptance of our products and service. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Material agreements

In October 2001, we entered into an employment agreement with Joel Arberman, who will be compensated at the rate of $72,000 per year. The employment agreement expires on January 1, 2006. Also in October 2001, Mr. Arberman cancelled seventy million shares of his stock.

In October 2001, we entered into an employment agreement with Sean Craig, our corporate recruiter, who will be compensated at the rate of $48,000 per year. The employment agreement expires on January 1, 2006.

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

ITEM 7 - FINANCIAL STATEMENTS

Maxim Mortgage Corporation

(A Development Stage Enterprise)

Financial Statements and

Supplemental Schedule as of and for various

periods ended December 31, 2001 and 2000

and

Independent Auditors’ Report

Maxim Mortgage Corporation

(A Development Stage Enterprise)

TABLE OF CONTENTS

PAGE

Independent Auditors’ Report	10

Financial Statements:

Balance Sheet as of December 31, 2001	11

Statements of Operations for the years ended December 31, 2001 and 2000, and for the period January 5, 1999 (date of incorporation) to December 31, 2001	12

Statement of Stockholders’ Equity (deficit) for the period January 5, 1999 (date of incorporation) to December 31, 2001	13

Statements of Cash Flows for the years ended December 31, 2001 and 2000, and for the period January 5, 1999 (date of incorporation) to December 31, 2001	14

Notes to Financial Statements	14

Supplemental Schedule of Computation of Adjusted Net Worth as of December 31, 2001	19

{Letterhead of Kingery, Crouse & Hohl, P.A.}

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Maxim Mortgage Corporation:

We have audited the accompanying balance sheet of Maxim Mortgage Corporation (the “Company”), a development stage enterprise, as of December 31, 2001, and the related statements of operations, stockholders equity (deficit), and cash flows for the years ended December 31, 2001 and 2000, and the period January 5, 1999 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period January 5, 1999 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has suffered recurring losses from operations and will require a significant amount of capital to implement its business plan. As of the date of these financial statements, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of Computation of Adjusted Net Worth on page F-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Kingery, Crouse & Hohl, P.A.

February 7, 2002

Tampa, FL

Maxim Mortgage Corporation

(A Development Stage Company)

BALANCE SHEET AS OF DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 70,129
Prepaid expenses and other current assets	3,500
Total current assets	73,629	Total

Furniture, fixtures and equipment (net of accumulated depreciation of $632)	9,231

TOTAL
	$ 82,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES – Accrued and other liabilities	$ 1,500

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; zero shares issued and outstanding	-
Common stock - $0.0001 par value; 200,000,000 shares authorized; 36,034,000 shares issued and outstanding	3,603
Additional paid-in capital	184,847
Deficit accumulated during the development stage	(107,090)
Total stockholders’ equity	81,360

TOTAL	$ 82,860

See notes to financial statements.

Maxim Mortgage Corporation

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Period January 5, 1999 (date of incorporation) to December 31, 2001

REVENUE -
Interest income	$ 3,105	$ 1,320	$ 4,425

EXPENSES:
Employee compensation and benefits	41,949	15,000	56,949
Consulting fees – related party	-	-	10,500
Professional fees	17,297	9,492	26,789
Organization costs	-	136	415
Other expenses	16,327	535	16,862

Total expenses	75,573	25,163	111,515

NET LOSS	$ (72,468)	$ (23,843)	$ (107,090)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding - Basic and Diluted	35,222,500	35,004,100	35,075,800

See notes to financial statements.

Maxim Mortgage Corporation

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Deficit Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balances, January 5, 1999 (date of
incorporation)	-	$ -	$ -	$ -	$ -

Issuance of common stock for
services	35,000,000	3,500	7,000	-	10,500

Net loss for the period January 5,
1999 (date of incorporation) to
December 31, 1999	-	-	-	(10,779)	(10,779)

Balances, December 31, 1999	35,000,000	3,500	7,000	(10,779)	(279)

Issuance of common stock for cash	30,000	3	1,497	-	1,500

Capital Contribution	-	-	100,000	-	100,000

Services contributed by employee	-	-	15,000	-	15,000

Net loss for the year ended
December 31, 2000	-	-	-	(23,843)	(23,843)

Balances, December 31, 2000	35,030,000	3,503	123,497	(34,622)	92,378

Issuance of common stock for cash	1,004,000	100	50,100	-	50,200

Services contributed by employee	-	-	11,250	-	11,250

Net loss for the year ended
December 31, 2001	-	-	-	(72,468)	(72,468)

Balances, December 31, 2001	36,034,000	$ 3,603	$ 184,847	$ (107,090)	$ 81,360

See notes to financial statements.

Maxim Mortgage Corporation

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the period January 5, 1999 (date of incorporation) to December 31, 2001

Cash Flows From Operating Activities:
Net loss	$ (72,468)	$ (23,843)	$ (107,090)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	632	-	632
Non-cash compensation	11,250	15,000	26,250
Issuance of common stock for services	-	-	10,500
Increase in prepaid assets	(3,500)	-	(3,500)
Increase in accrued liabilities	1,500	-	1,500

Net Cash Used by Operating Activities	(62,586)	(8,843)	(71,708)

Cash Flows From Investing Activities -
Purchases of property and equipment	(9,863)	-	(9,863)

Cash Used by Investing Activities	(9,863)	-	(9,863)

Cash Flows from Financing Activities:
Issuance of common stock	50,200	1,500	51,700
Decrease in due to affiliate	-	(279)	-
Capital contribution	-	100,000	100,000

Net Cash Provided by Financing Activities	50,200	101,221	151,700

Net increase (decrease) in cash and cash equivalents	(22,249)	92,378	70,129

Cash and Cash Equivalents at Beginning of Period	92,378	-	-

Cash and Cash Equivalents at End of Period	$ 70,129	$ 92,378	$ 70,129

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See notes to financial statements.

Maxim Mortgage Corporation

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Maxim Mortgage Corporation (“we”, “us”, “our”) was initially incorporated on January 5, 1999 under the laws of the state of Delaware as JAHB Holdings, Inc. On October 22, 2001, we changed our name to Maxim Mortgage Corporation. We are a development stage enterprise that engages in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate. Our planned principal operations have just recently commenced; therefore most of our accounting policies and procedures have not yet been established.

On October 22, 2001, our stockholders voted to amend our Articles of Incorporation by increasing our authorized common shares from 20,000,000 to 200,000,000, and by reducing the par value of our common stock from $0.001 to $0.0001 per share. This amendment also authorizes us to issue 5,000,000 shares of preferred stock with a par value of $0.0001. Simultaneously, we forward split our outstanding shares 10 to 1, and our president and majority stockholder canceled 70,000,000 shares of common stock he received on the date of our incorporation.

All references to the number of shares and par value in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split, cancellation of shares and changes in the authorized number of shares of our common and preferred stock and their related par values as though all such changes had been completed as of January 5, 1999 (date of incorporation).

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from our estimates.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is computed using an accelerated method over the estimated useful lives of the assets, which range from 5 to 7 years.

NOTE B - GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception and anticipate that we will incur net losses for the foreseeable future. In addition, we will require a significant amount of capital to implement our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or implement our business plan. Our plans include selling shares of our common stock through our public offering (see Note F), however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – OTHER RELATED PARTY TRANSACTIONS

On the date of incorporation, 35,000,000 shares of our common stock were issued to our president and certain of our president's relatives as consideration for certain consulting services. The value of these services, which was based on the number, and fair value of shares issued (as determined by our Board of Directors), was reflected as consulting services in the 1999 statement of operations.

During the years ended December 31, 2001 and 2000, we recognized $11,250 and $15,000 of non-cash employee compensation. We believe these amounts represent the fair value of services provided to us by our president during the nine months ended September 30, 2001 and the year ended December 31, 2000. As discussed at Note G, subsequent to September 30, 2001, we began to compensate our president under an employment agreement. Because the amounts incurred prior to September 30, 2001 will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital.

No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

Our President and majority stockholder periodically advances funds to us. These advances, which were repaid as of December 31, 2001, were unsecured, non-interest bearing and due on demand. Also, the parents of our president (who are also two of our minority stockholders) made a $100,000 capital contribution during the year ended December 31, 2000. No consideration was provided and/or is to be provided for this contribution.

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements

At December 31, 2001, we had a net operating loss carryforward of approximately $70,000 for income tax purposes. The carryforward will be available to offset future taxable income through the year ended December 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) to December 31, 2001; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F - COMMON STOCK OFFERINGS

In October 2001, we closed our offering under our initial registration statement, which became effective in October 2000. We sold 1,034,000 shares of our common stock under this offering; 1,000,000 of which were purchased by our president and majority stockholder.

Effective December 11, 2001, we are offering an additional 10,000,000 shares of our common stock to the public for $.05 per share. Unless we decide to cease selling efforts, the offering will close on (1) the earlier the date the 10,000,000 shares are sold or (2) December 11, 2002. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance our operations. No shares were sold under the offering in 2001.

NOTE G - COMMITMENTS

In December 2001, we entered a one-year lease for our administrative facility. The lease, which provides for monthly payments of $1,750 through December 31, 2002, contains a provision that allows us to renew the lease for one additional year. Our president and majority stockholder has unconditionally guaranteed payment of the lease obligation. Rent expense was zero during each of the periods in the accompanying statements of operations.

In October 2001, we executed employment agreements with two of our employees; one of which is our president and majority stockholder. The agreements, which expire on January 1, 2006, require us to pay annual, base compensation of $72,000 and $48,000, respectively and various fringe benefits (as defined in the agreements).

NOTE H – STOCK OPTION

In October 2001, our stockholders adopted our 2001 Stock Option Plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 10,000,000 shares of our common stock, consisting of both "incentive stock options" and "non-qualified" options. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees.

The plan is administered by our board of directors, which determines those individuals who are to receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price.

To date, we have not granted any options under the plan.

SUPPLEMENTAL SCHEDULE I

Maxim Mortgage Corporation

(A Development Stage Enterprise)

COMPUTATION OF ADJUSTED NET WORTH

AS OF DECEMBER 31, 2001

(To Determine Compliance with HUD Requirements)

Stockholders’ equity (net worth) per balance sheet	$ 81,360

Less Unacceptable Assets – None	-

Adjusted Net Worth for HUD Requirements	$ 81,360

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

Name	Age	Title
Joel Arberman	29	President and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Mr. Arberman has served as president, chief executive officer and a member of our board of directors since July 2000. His prior experiences are listed below:

Dates of Employment	Position/Company
March 2000 until present	independent corporate finance and business development consultant.
November 1999 until March 2000	Chief Technology Officer and a member of the board of directors of ConnectivCorp, Inc., a publicly traded company.
May 1998 until November 1999	founder, president, chief executive officer and director of CDbeat.com, Inc.
January 1997 until May 1998	independent corporate finance and business development consultant.
August 1995 until January 1997	Internet Analyst of Yorkton Securities, Inc.,
November 1994 until August 1995	Equity Analyst at SunAmerica Asset Management Company.
July 1993 until November 1994	Junior Analyst at First Investors Management Corporation.

Mr. Arberman holds a B.S. degree in Business Administration with a concentration in finance and marketing and a minor in economics from the State University of New York, at Albany.

Mr. Arberman earned a Certified Mortgage Specialist designation from the Capstone Institute in Atlanta, Georgia.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

CONFLICTS OF INTEREST

Our directors and officers are or may become, in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between us and their other business activities.

No proceeds from our offering will be used to purchase directly or indirectly any shares of the common stock owned by any present shareholder, officer, director or promoter.

No proceeds from our offering will be loaned to any present shareholder, officer, director or promoter. We also will not use proceeds of this our offering to purchase the assets of any company that is beneficially owned by any of our current or future officers, directors, promoters or affiliates.

ITEM 10 - EXECUTIVE COMPENSATION.

There was no officer whose salary and bonus for the period exceeded $100,000.

Mr. Arberman is currently employed by us at an annual salary of $72,000 per annum according to a written employment agreement signed in October 2001. His employment agreement provides for reimbursement of business related expenses, two weeks of vacation per calendar year, medical and disability benefits, additional benefits as offered by us and bonus entitlement. Until there is an independent board member, Mr. Arberman has agreed not to receive any benefits or bonus from us. The employment contract also contains standard non-compete, termination, confidentiality and other clauses.

Mr. Craig is currently employed by at an annual salary of $48,000 per annum according to a written employment agreement signed in October 2001. His employment agreement provides for reimbursement of business related expenses, two weeks of vacation per calendar year, medical and disability benefits, additional benefits as offered by us and bonus entitlement. Until there is an independent board member, Mr. Craig has agreed not to receive any benefits or bonus from us. The employment contract also contains standard non-compete, termination, confidentiality and other clauses.

Stock option plan.

In October 2001, our stockholders adopted our 2001 Stock Option Plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 10,000,000 shares of common stock, consisting of both "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees.

The Plan is administered by our board of directors, which determines those individuals who are to receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price.

The per share exercise price of the common stock subject to an incentive stock option or non-qualified option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option will be established by the board of directors. The aggregate fair market value, determined as of the date the option is granted, of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $1,000,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of our stock is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

Incentive stock options may not be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee has three months after such termination during which he or she can exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, his or her option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitations apply to non-qualified options.

Options under the Plan must be granted within ten years from the effective date as amended of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant, and incentive stock options issued to 10% or greater stockholders are limited to five-year terms. Options granted under the Plan may provide for the payment of the exercise price in cash or by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may possibly exercise all of his stock options with no additional investment other than his original shares.

Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee become available once again for issuance. To date, we have not granted any options under our Plan.

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

Beneficial ownership class of common stock	shares owned	Percentage of shares
Joel Arberman 7740 Roswell Road, Suite 400 Atlanta, Georgia 30350	31,000,000	86.03

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Upon incorporation, on January 5, 1999, we issued 35,000,000 shares for $10,500 worth of services.

Mr. Arberman, our president, provides us various equipment and a portion of his home for office space for no consideration. The value of this equipment and office space are considered to be insignificant.

Alfred and Rachelle Arberman, the parents of our president, made a $100,000 capital contribution on August 25, 2000 for no additional consideration.

During the years ended December 31, 2001 and 2000, we recognized $11,250 and $15,000 of non-cash employee compensation. We believe these amounts represent the fair value of services provided to us by our president during the nine months ended September 30, 2001 and the year ended December 31, 2000. Subsequent to September 30, 2001, we began to compensate our president under an employment agreement. Because the amounts incurred prior to September 30, 2001 will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital in our financial statements.

Our President and majority stockholder periodically advances funds to us. These advances, which were repaid as of December 31, 2001, were unsecured, non-interest bearing and due on demand.

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

MAXIM MORTGAGE CORPORATION

By: /s/ Joel Arberman

Chief Executive Officer

Dated: March 1, 2002

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE	TITLE	DATE
/s/ Joel Arberman	Director, Chief Accounting Officer	March 1, 2002