Form 10QSB
period 2002-03-31
JAHB HOLDINGS INC
filed 2002-05-23
CIK 1122380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange

Act for the transition period from _________ to _________ .

Commission File Number: 333-44586

MAXIM MORTGAGE CORPORATION
(Exact name of registrant as specified in charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	58-2565680 (IRS Employer I.D. No.)

7740 Roswell Road, Suite 400

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2002.

36,291,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

MAXIM MORTGAGE CORPORATION
INDEX TO FORM 10-QSB

MAXIM MORTGAGE CORPORATION

BALANCE SHEETS

ASSETS	March 31, 2002 (unaudited)	December 31, 2001
CURRENT ASSETS :
Cash and cash equivalents	$ 40,201	$ 70,129
Prepaid expenses and other current assets	-	3,500
Total current assets	40,201	73,629

Furniture, fixtures and equipment (net of accumulated depreciation of $1,871 and $632)	11,475	9,231

TOTAL	$ 51,676	$ 82,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES - accrued and other liabilities	$ 18,670	$ 1,500

STOCKHOLDER'S EQUITY:
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock - $0.0001 par value; 200,000,000 shares authorized; 36,291,000 and 36,034,000 shares issued and outstanding	3,629	3,603
Additional paid-in capital	197,671	184,847
Deficit	(168,294)	(107,090)
Total Stockholder's Equity	33,006	81,360

TOTAL	$ 51,676	$ 82,860

SEE NOTES TO FINANCIAL STATEMENTS.

MAXIM MORTGAGE CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2002	For the three months ended March 31, 2001
REVENUES:
Broker fee income	$ 94,642	$ -
Interest income	-	681
Total revenues	94,642	681

EXPENSES:
Employee compensation	106,071	3,750
Professional fees	13,908	347
Occupancy	10,585	999
Consulting fees – related party	-	-
Marketing	9,915	-
Office supplies	8,774	-
Organization costs	2,973	-
Other	3,620	-
Total expenses	155,846	5,096

NET LOSS	$ (61,204)	$ (4,415)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)

Weighted Average Number of Shares Outstanding	36,193,400	35,030,000

SEE NOTES TO FINANCIAL STATEMENTS.

MAXIM MORTGAGE CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

For the three months ended March 31, 2001

(Unaudited)

	Common Stock		Additional Paid-In
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2001	36,034,000	$ 3,603	$ 184,847	$ (107,090)	$ 81,360

Issuance of common stock for cash	257,000	26	12,824		12,850

Net Loss				(61,204)	(61,204)

Balances, March 31, 2002	36,291,000	$ 3,629	$ 197,671	$ (168,294)	$ 33,006

SEE NOTES TO FINANCIAL STATEMENTS.

MAXIM MORTGAGE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2002	For the three months ended March 31, 2001
Cash Flows From Operating Activities:
Net loss	$ (61,204)	$ (4,415)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,239	-
Non-cash compensation	-	3,750
Decrease in prepaid assets	3,500	-
Increase in accrued liabilities	17,170	-
Net Cash Used By Operating Activities	(39,295)	(665)

Cash Flows From Investing Activities-
Purchases of property and equipment	(3,483)	-

Cash Flows From Financing Activities-
Issuance of common stock	12,850	-

Net Increase (decrease) In Cash and Cash Equivalents	(29,928)	(665)

Cash and Cash Equivalents at Beginning of Period	70,129	92,378

Cash and Cash Equivalents at End of Period	$ 40,201	$ 91,713

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0
Income Taxes	$ 0	$ 0

SEE NOTES TO FINANCIAL STATEMENTS.

Maxim Mortgage Corporation

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Maxim Mortgage Corporation (“we”, “us”, “our”) was initially incorporated on January 5, 1999 under the laws of the state of Delaware as JAHB Holdings, Inc. On October 22, 2001, we changed our name to Maxim Mortgage Corporation. Effective January 1, 2002, we are no longer considered to be a development stage enterprise. We engage in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate.

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

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

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

Revenue Recognition

We recognize broker fee income when the fees are earned.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is computed using an accelerated method over the estimated useful lives of the assets, which range from 5 to 7 years.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

NOTE C – OTHER RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, we recognized $11,250 of non-cash employee compensation. We believe this amount represents the fair value of services provided to us by our president during such year. As discussed at Note G, subsequent to September 30, 2001, we began to compensate our president under an employment agreement. Because the amounts incurred prior to September 30, 2001 will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital.

Our President and majority stockholder periodically advances funds to us. These advances, which were repaid as of December 31, 2001, were unsecured, non-interest bearing and due on demand.

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable has been provided for in the accompanying financial statements.

At March 31, 2002, we had a net operating loss carryforward of approximately $131,500 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended March 31, 2022. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period January 5, 1999 (date of incorporation) to March 31, 2002; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F - COMMON STOCK OFFERINGS

In October 2001, we closed our offering under our initial registration statement, which became effective in October 2000. We sold 1,034,000 shares of our common stock under this offering; 1,000,000 of which were purchased by our president and majority stockholder.

Effective December 11, 2001, we are offering an additional 10,000,000 shares of our common stock to the public for $.05 per share. Unless we decide to cease selling efforts, the offering will close on (1) the earlier the date the 10,000,000 shares are sold or (2) December 11, 2002. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance our operations. As of March 31, 2002, we have sold 257,000 shares of our common stock under this offering.

NOTE G - COMMITMENTS

In December 2001, we entered a one-year lease for our administrative facility. In March 2002, the lease was extended to three years when we expanded the amount of space leased under the lease. The lease provides for monthly payments of $3,960 through March 2005, with 3% annual increases in rent. Our president and majority stockholder has unconditionally guaranteed payment of the lease obligation.

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

To date, we have granted 40,000 stock options at an exercise price of $0.05 per share under the plan.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2001 and the financial statements as of and for the three months ended March 31, 2002 and 2001 included with this Form 10-QSB. We engage in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate.

During the quarter ended March 31, 2002, we generated approximately $94,600 in mortgage origination fees and had total expenses of approximately $155,800. During the quarter ended March 31, 2001, we generated $681 in interest income and had total expenses of $5,096, of which $3,750 was non-cash compensation. The increased revenues and expenses resulted because we commenced our planned principal operations during the first quarter of 2002.

The expenses we have incurred to date were primarily from our efforts to establish our business operations, recruit personnel and for office fixtures and equipment. Based upon our current level of revenues, expected growth and estimated expenses, we anticipate that we will have adequate cash to maintain our current operations for the next year.

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

SIGNATURE	TITLE	DATE
/s/ Joel Arberman	Director, Chief Accounting Officer	May 22, 2002