Form 10QSB
period 2002-09-30
MAXIM MORTGAGE CORP/
filed 2002-11-15
CIK 1122380

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2002.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________ .

                        Commission File Number: 333-44586

                           MAXIM MORTGAGE CORPORATION
               (Exact name of registrant as specified in charter)

           DELAWARE                                        58-2565680
(State of or other jurisdiction of                   (IRS Employer I.D. No.)
  incorporation or organization)

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 31, 2002.

39,801,638 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           MAXIM MORTGAGE CORPORATION
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                            Page

Item 1. Financial Statements (unaudited)

  Balance Sheets as of September 30, 2002 and December 31, 2001            3

  Statements of Operations for the three and nine months ended             4
  September 30, 2002 and 2001

  Statement of Stockholders' Equity for the nine months ended              5
  September 30, 2002

  Statements of Cash Flows for the nine months ended September             6
  30, 2002 and 2001

  Notes to Financial Statements                                            7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)                 10

Item 3. Controls and Procedures                                            11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  11

Item 2. Changes in Securities                                              11

Item 3. Defaults Upon Senior Securities                                    11

Item 4. Submission of Matters to a Vote of Securities Holders              11

Item 5. Other Information                                                  11

Item 6. Exhibits and Reports on Form 8-K                                   11

Signature                                                                  12

                           MAXIM MORTGAGE CORPORATION

                                 BALANCE SHEETS
________________________________________________________________________________________

                                                            September 30,
                                                                2002         December 31,
                                     ASSETS                 (unaudited)         2001
CURRENT ASSETS:
    Cash and cash equivalents                               $   219,559     $   70,129
    Prepaid expense and other current assets                      5,577          3,500
        Total current assets                                    225,136         73,629

Furniture, fixtures and equipment (net of accumulated
    depreciation of $7,711 and $632, respectively)               65,318          9,231

TOTAL                                                       $   290,454     $   82,860
                                                            ============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - accrued and other liabilities         $    84,971     $    1,500

STOCKHOLDERS' EQUITY:
    Preferred stock - $0.0001 par value; 5,000,000 shares
     authorized; zero shares issued and outstanding                   -              -
    Common stock - $0.0001 par value; 200,000,000 shares
     authorized; 39,801,638 and 36,034,000 shares issued
     and outstanding, respectively                                3,980          3,603
    Additional paid-in capital                                  372,852        184,847
    Deficit                                                    (171,349)      (107,090)
         Total stockholders' equity                             205,483         81,360

TOTAL                                                       $   290,454     $   82,860
                                                            ============    ===========

________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

__________________________________________________________________________________________________

                                      For the nine    For the nine   For the three  For the three
                                      months ended    months ended   months ended    months ended
                                      September 30,   September 30,  September 30,  September 30,
                                          2002            2001            2002          2001

REVENUES:
Broker fee income                       $1,337,360     $        -    $  801,971     $        -
Interest income                                405          2,646           405          1,139
       Total revenues                    1,337,765          2,646       802,376          1,139

EXPENSES:
Employee compensation                    1,167,420         11,250       696,829          3,750
Professional fees                          100,579          7,257        65,822          4,671
Occupancy                                   49,102              -        19,532              -
Office supplies                             30,908              -        14,059              -
Other                                       54,015          3,071        15,855            701

       Total expenses                    1,402,024         21,578       812,097          9,122

NET LOSS                                $  (64,259)    $  (18,932)   $   (9,721)    $   (7,983)
                                        ===========    ===========   ===========    ===========

Net (Loss) Per Share - Basic and
    Diluted                             $    (0.00)    $    (0.00)   $    (0.00)    $    (0.00)
                                        ===========    ===========   ===========    ===========
Weighted Average Number of
Shares Outstanding                      37,454,700     35,030,000    39,801,600     35,030,000
                                        ===========    ===========   ===========    ===========

__________________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2002
                                   (Unaudited)

___________________________________________________________________________________________________

                                                              Additional
                                          Common Stock          Paid-In
                                        Shares      Amount      Capital     Deficit       Total

Balances, December 31, 2001           36,034,000    $  3,603   $ 184,847   $(107,090)   $  81,360

Issuance of common stock for cash      3,519,550         352     175,625           -      175,977

Common stock issued to
   employees                             198,088          20       9,885           -        9,905

Issuance of common stock for
   marketing services                     50,000           5       2,495           -        2,500

Net Loss                                       -          -           -     (64,259)     (64,259)

Balances, September 30, 2002          39,801,638    $  3,980   $ 372,852   $(171,349)   $ 205,483
                                      ==========    ========   =========   ==========   ==========

___________________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

_____________________________________________________________________________________________

                                                       For the nine months   For the nine months
                                                          ended September      ended September
                                                             30, 2002             30, 2001
Cash Flows From Operating Activities:
 Net loss                                                 $    (64,259)        $   (18,932)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Depreciation                                                  7,079                   -
   Increase in prepaid and other assets                         (2,077)                  -
   Stock based compensation and consulting                      12,405                   -
   Other non-cash compensation                                       -              11,250
   Increase in accrued and other liabilities                    83,471                   -
Net Cash (Used in) Provided by Operating Activities             36,619              (7,682)

Cash Flows From Investing Activities-
   Purchases of property and equipment                         (63,166)                  -

Cash Flows From Financing Activities-
   Proceeds from sales of common stock                         175,977                   -

Net Increase (Decrease) In Cash and Cash Equivalents           149,430              (7,682)

Cash and Cash Equivalents at Beginning of Period                70,129              92,378

Cash and Cash Equivalents at End of Period                $    219,559         $    84,696
                                                          =============        ============

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $          -         $         -
                                                          =============        ============

  Cash paid for income taxes                              $          -         $         -
                                                          =============        ============

_____________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                           Maxim Mortgage Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Maxim Mortgage Corporation ("we", "us", "our") was initially incorporated on
January 5, 1999 under the laws of the state of Delaware as JAHB Holdings, Inc.
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
Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States. In our opinion, all adjustments (consisting of normal and recurring adjustments)
considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31,
2002. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

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

Stock-Based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We account for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for
Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB 25 in accounting for its stock option incentive plans.

NOTE B - OTHER RELATED PARTY TRANSACTIONS

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

At September 30, 2002, we had a net operating loss carryforward of approximately
$200,700 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended September 30, 2022. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period
January 5, 1999 (date of incorporation) to September 30, 2002; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

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
The lease provides for monthly payments of $5,577 through December 2005. Our president and majority stockholder has unconditionally guaranteed payment of the lease obligation. Rent expense approximated $14,100, $31,700, $0 and $0 for the three and nine months ended September 30, 2002 and 2001, respectively.

In October 2001, we executed an employment agreement with our president and majority stockholder. The agreement, which expires on January 1, 2006, requires us to pay annual, base compensation of $72,000 and various fringe benefits (as defined in the agreements).

NOTE G - STOCK OPTIONS

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

To date, we have granted 2,119,350 stock options at exercise prices ranging from $0.05 to $0.1875 per share under the plan.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2001 and the financial statements as of and for the three and nine months ended September 30, 2002 and 2001 included with this
Form 10-QSB. We engage in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended 9/30/02 vs. 9/30/01

During the three months ended September 30, 2002, we generated approximately
$802,000 in mortgage origination fees and had total expenses of approximately
$812,100. During the three months ended September 30, 2001, we generated approximately $1,100 in interest income and had total expenses of approximately
$9,100. The increased revenues and expenses resulted because we commenced our planned principal operations during the first quarter of 2002.

Results of operations for the nine months ended 9/30/02 vs. 9/30/01

During the nine months ended September 30, 2002, we generated approximately
$1,338,000 in mortgage origination fees and had total expenses of approximately
$1,402,000. During the nine months ended September 30, 2001, we generated approximately $2,600 in interest income and had total expenses of approximately
$21,600. The increased revenues and expenses resulted because we commenced our planned principal operations during the first quarter of 2002.

Liquidity

At the end of the quarter, on September 30, 2002, we had approximately $219,600 in cash. The expenses we have incurred to date were primarily from our efforts to establish our business operations, recruit personnel and for office fixtures and equipment. Based upon our current level of revenues, expected growth and estimated expenses, we anticipate that we will have adequate cash to maintain our current operations for the next year.

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

                                       10

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

Item 3.

CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our
Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                       11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                TITLE                                   DATE

/s/ Joel Arberman        Director, Chief Accounting Officer      November 15, 2002

CERTIFICATIONS

I, Joel Arberman, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Maxim Mortgage
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002 ("Evaluation Date"); and

        (iii) Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation
Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       12

Date:  November 15, 2002

/s/ Joel Arberman
    Joel Arberman
    Director, Chief Accounting Officer

                                       13