Form 10KSB
period 2002-12-31
MAXIM MORTGAGE CORP/
filed 2003-04-15
CIK 1122380

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

    (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934.

                      For the Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934
during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days.  X  Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X

Issuer's revenues for the most recent fiscal year: $2,212,685

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2002 was $881,164. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date. As of March 31, 2003: 39,811,638
Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. __ Yes  X  No

                           Maxim Mortgage Corporation

                                  FORM 10 - KSB

                                Table of Contents

PART I.
        ITEM 1. Description of Business                                    3
        ITEM 2. Description of Property                                    5
        ITEM 3. Legal Proceedings                                          5
        ITEM 4. Submission of Matters to a Vote of Security Holders        5
PART II
        ITEM 5. Market for the Common Equity and Related Stockholder
                Matters                                                    5
        ITEM 6. Plan of Operation                                          6
        ITEM 7. Financial Statements                                       8
        ITEM 8. Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosures                       22
PART III
        ITEM 9  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange
                Act                                                        22
        ITEM 10 Executive Compensation                                     23
        ITEM 11 Security Ownership of Certain Beneficial Owners
                and Management                                             24
        ITEM 12 Certain Relationships and Related Transactions             25
        ITEM 13 Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                25
        ITEM 14 Controls and Procedures                                    25

Signatures                                                                 26

                                        2

                                     PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

We are a residential and commercial mortgage broker in the States of Georgia,
Florida, Tennessee, Alabama, Kentucky, Colorado, Wyoming, Montana, Oklahoma and
Alaska.

1. Principal products or services and their markets:

We offer a variety of conventional, non-conforming and government loan programs to potential customers.

- Conventional loans are mortgages that are not backed by government insurance programs. They may carry fixed or variable interest rates with repayment terms as long as 40 years. In some cases, mortgages can be obtained with no down payment, although mortgage insurance is generally required when less than 20% is paid upfront.

- Non-conforming loans are mortgages to borrowers that have non-traditional income, credit or property issues. Non-conforming mortgage loans are inherently more risky than conventional mortgage loans. Because the non-conventional market has no set standards, loan programs offered by various lenders may terminate without notice.

- Government loans are mortgages that are insured or guaranteed by the United
States government.

2. Distribution methods of the products or services:

As of December 31, 2002, we employed approximately sixty mortgage loan originators who market to individuals seeking to purchase or refinance residential or commercial real estate.

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

5. Sources and availability of raw materials and the names of principal suppliers:

We are dependent on mortgage lending relationships to fund our mortgage loans since we act as a broker. As of December 31, 2002, we had approximately eighty lenders that have agreed to fund our loans.

6. Dependence on one or a few major customers:

None.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

None.

8. Need for any government approval of principal products or services:

We are licensed or exempt by each of the states we act as a mortgage broker. In addition, we are licensed as an FHA and VA broker.

9. Effect of existing or probable governmental regulations on the business:

Our operations is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.

Our mortgage activities is subject to the Federal Truth-in-Lending Act and
Regulation Z (including the Home Ownership and Equity Protection Act of 1994),
the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair
Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement
Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal
Debt Collection Practices Act and the National Housing Act of 1934, the Georgia
Fair Lending Act, as well as other federal and state statutes and regulations affecting our activities.

We are also subject to the rules and regulations of, and examinations by, state and federal regulatory authorities with respect to originating and processing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

There can be no assurance that we will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult and more expensive for us.

Violations of local laws may be alleged or charged by state or foreign governments and we may unintentionally violate local laws. Local laws may be modified or new laws enacted, in the future. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

10. Estimate of the amount spent during each of the last two fiscal years on research and development activities:

None.

11. Costs and effects of compliance with environmental laws (federal, state and local):

None.

12. Number of total employees and number of full time employees:

As of December 31, 2002, we have approximately six full time employees and sixty part time employees. From time to time, we may employ independent contractors to support our development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

ITEM 2 - DESCRIPTION OF PROPERTY

We have our corporate headquarters in Atlanta, Georgia. Substantially all of our operating activities are conducted from approximately 4,800 square feet of office space at a monthly cost of $5,477. We believe that additional space will be required as our business expands and believe that we can obtain suitable space as needed. We do not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market information: Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "MXMO". The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter since we have been publicly traded:

BID OR TRADE PRICES

2002 FISCAL YEAR                       HIGH  LOW

Quarter Ending 03/31/02.............. $0.00 $0.00

Quarter Ending 06/30/02.............. $0.00 $0.00

Quarter Ending 09/30/02.............. $0.06 $0.31

Quarter Ending 12/31/02.............. $0.10 $0.28

At December 31, 2002, the status of our stock options are summarized below:

                                                                     Weighted
                                                    Number of         Average
                                                      Shares      Exercise Price

Outstanding at December 31, 2001                            -     $         -
Granted                                             2,119,350     $       .09
Exercised                                                   -               -
Canceled                                             (795,000)    $       .09
Outstanding at December 31, 2002                    1,324,350     $       .09
                                                   ===========    ===========

Options exercisable at December 31, 2002                    -     $         -
                                                   ===========    ===========

   Our options vest as follows:

                                            # of Options       Weighted Average
   Years Ended                              Exercisable        Exercise Prices

   December 31, 2002                                 -                     -
   December 31, 2003                           441,450                  $.09
   December 31, 2004                           441,450                  $.09
   December 31, 2005                           441,450                  $.09

   Total                                     1,324,350                  $.09
                                             =========               =========

Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee become available once again for issuance.

b. Holders: There are 91 holders of our common stock.
c. Dividends: We have not and do not anticipate that we will pay any dividends for the foreseeable e future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
OPERATIONS

General discussion.

At December 31, 2001, we were a development stage enterprise. In January 2002, we commenced our planned principal operations and are currently engaged in the brokerage and origination of mortgage loans on behalf of various third party lenders. Our plans for the following twelve months is to complete the following objectives within the time period specified:

- Develop larger organizational infrastructure. We intend to continue hiring mortgage loan originators, mortgage loan processors and administrative staff.
Our ability to continue to develop organization strength will be severely limited if we are unable to grow from our current level of business.

- Develop broader marketing programs. Marketing will provide the credibility needed to approach mortgage loan originators and generate sales leads. We intend to fully explore radio advertising, direct mail and telemarketing. Our ability to continue to develop broader marketing initiatives will be severely limited if we are unable to grow from our current level of business.

During the next twelve months, we anticipate hiring four additional salaried full-time employees, a number of commissioned full-time employees and a number of part-time employees.

We do not plan to make any significant additions to our plant, property or equipment.

Our actual results and our actual plans may differ materially from what is stated above. Factors that may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on the field tests of our products, completion of the development of our products, changes in the competitive environment, changes in our business or general economic conditions.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

Results of operations

For the year-ended December 31, 2001, we did not generate any revenues other than interest income of $3,105and we incurred a net loss of approximately
$72,500. Our operating expenses consisted substantially of employee compensation and benefits, and consulting and professional fees as we prepared to implement our planned principal operations.

During the year ended December 31, 2002, we implemented our planned principal operations and generated broker fee income of approximately $2,212,000. These revenues were offset by expenses of approximately $2,304,100, which resulted in a net loss of approximately $91,500. Approximately 80% of these expenses related to employee compensation and benefits that to a large part fluctuate in relation to revenues. This is because a significant portion of our payroll expenses are commission based that are paid only after we receive the related fee income from the origination of loans.

Other expenses consisted substantially of professional and consulting fees of approximately $125,000, selling and marketing expenses of approximately $172,100 and occupancy and equipment expenses of approximately $96,900. Professional and consulting fees, and selling and marketing expenses increased substantially from the preceding year as we were developing our business and infrastructure. With respect to occupancy and equipment, these expenses increased from zero in 2001 to approximately $97,000 in 2002 primarily as a result of rent expense that we began to incur in 2002. In 2001, these expenses were zero as our President allowed us to use a portion of his home for office space in such year. In 2002,

rent expense increased to approximately $50,000. Other significant occupancy expenses incurred in 2002 related to telephone expense of approximately $32,900 and depreciation expense of approximately $14,000. Our results of operations for the years ended December 31, 2001 and 2000, are not necessarily indicative of the results that may occur for any future period. We expect to expand our business and client base, which will result in increasing expenses as we increase the number of sales and support personnel.

Liquidity and capital resources

During the year ended December 31, 2002, we generated cash flow from operating activities of approximately $12,400 as compared to cash used for such activities of approximately $62,600 in 2001. The increase resulted primarily from the accrual of certain liabilities at December 3,1 2002 as our net losses less non-cash expenses approximated $63,600 in 2002 and $60,600 in 2002. At December
31, 2002, our current liabilities included approximately $63,800 of accrued expenses that we anticipate will ultimately require the outlay of cash.

Cash used by investing activities increased from approximately $9,900 in 2001 to approximately $52,900 in 2002. This increase resulted from purchases of furniture, fixtures and equipment made necessary by our growth in personnel and move to our operating facility.

Cash flows provided by financing activities increased from approximately $50,200 in 2001 to approximately $176,000 in 2002. These cash flows were generated through sales of our common stock.

In total, our cash increased by approximately $135,500 during the year ended
December 31, 2002.

We expect to make expenditures from anticipated cash flows, of at least
$2,400,000 during the next twelve months. These funds will be primarily used to advertise, hire, retain and support mortgage loan originators and mortgage loan processors, and for general working capital. Because the majority of these expenses variable and dependent upon the receipt of actual revenues (i.e.
employee benefits and compensation), we currently believe we have enough capital to finance our planned operations.

Limited operating history.

As a result of our limited operating history, we have limited meaningful historical financial data upon which to predict future operating results.
Accordingly, we do not believe that you should rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition for mortgage services, and the uncertainty as to the broad acceptance of our products and service. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions could have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

ITEM 7 - FINANCIAL STATEMENTS

                           MAXIM MORTGAGE CORPORATION

                            Financial Statements and
                     Supplemental Schedule as of and for the
                     Years Ended December 31, 2002 and 2001
                                       and
                          Independent Auditors' Report

                           MAXIM MORTGAGE CORPORATION

                                TABLE OF CONTENTS

________________________________________________________________________________

                                                                      PAGE

Independent Auditors' Report                                           10

Financial Statements:

   Balance Sheet as of December 31, 2002                               11

   Statements of Operations for the years ended December 31,
      2002 and 2001                                                    12

   Statements of Stockholders' Equity for the years
      ended December 31, 2002 and 2001                                 13

   Statements of Cash Flows for the years ended December 31,
      2002 and 2001                                                    14

  Notes to Financial Statements                                        15

  Supplemental Schedule of Computation of Adjusted Net
    Worth as of December 31, 2002                                      21

________________________________________________________________________________

                   LETTERHEAD OF KINGERY, CROUSE & HOHL, P.A.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Maxim Mortgage Corporation:

We have audited the accompanying balance sheet of Maxim Mortgage Corporation
(the "Company"), as of December 31, 2002, and the related statements of operations, stockholders equity and cash flows for the years ended December 31,
2002 and 2001. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31,
2002, and the results of its operations and its cash flows for the years ended
December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of Computation of Adjusted Net Worth on page F-13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                          Kingery, Crouse & Hohl, P.A.

March 26, 2003
Tampa, Florida

                           MAXIM MORTGAGE CORPORATION

                      BALANCE SHEET AS OF DECEMBER 31, 2002
______________________________________________________________________________

CURRENT ASSETS:
   Cash and cash equivalents                                     $    205,592
   Employee receivable                                                  5,225
        Total current assets                                          210,817

Furniture, fixtures and equipment (net of accumulated
   depreciation of $14,625)                                            48,121

Other assets                                                            1,750

TOTAL                                                            $    260,688
                                                                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Customer deposits                                             $     17,188
   Accrued and other liabilities                                       63,766
        Total liabilities                                              80,954

STOCKHOLDERS' EQUITY:
   Preferred stock - $0.0001 par value; 5,000,000 shares
   authorized; zero shares issued and outstanding                           -
   Common stock - $0.0001 par value; 200,000,000 shares
   authorized; 39,811,638 shares issued and outstanding                 3,981
   Additional paid-in capital                                         374,251
   Deficit                                                           (198,498)
        Total stockholders' equity                                    179,734

TOTAL                                                            $    260,688
                                                                 =============

______________________________________________________________________________

See notes to financial statements.

                           MAXIM MORTGAGE CORPORATION

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

________________________________________________________________________________

                                                2002            2001

REVENUES:
  Broker fee income                       $  2,212,074    $          -
  Interest income                                  611           3,105
    Total revenues                           2,212,685           3,105

EXPENSES:
  Employee compensation and benefits         1,840,015          41,949
  Professional and consulting fees             125,010          17,297
  Selling and marketing                        127,136               -
  Occupancy and equipment                       96,831               -
  Office supplies                               38,576               -
  Other                                         76,525          16,327
     Total expenses                          2,304,093          75,573

NET LOSS                                  $    (91,408)   $    (72,468)
                                          =============   =============

Net Loss Per Share - Basic and
   Diluted                                $      (0.00)   $      (0.00)
                                          =============   =============

Weighted Average Shares
   Outstanding - Basic and Diluted          38,047,800      35,222,500
                                          =============   =============

________________________________________________________________________________

See notes to financial statements.

                           MAXIM MORTGAGE CORPORATION

             STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED

                           DECEMBER 31, 2002 AND 2001

______________________________________________________________________________________________________________________

                                                                             Additional
                                                   Common Stock               Paid-In
                                              Shares           Amount         Capital          Deficit         Total

Balances, December 31, 2000                35,030,000      $   3,503        $  123,497     $  (34,622)     $   92,378

Issuance of common stock for cash           1,004,000            100            50,100              -          50,200

Services contributed by employee                    -              -            11,250              -          11,250

Net loss                                            -              -                 -        (72,468)        (72,468)

Balances, December 31, 2001                36,034,000          3,603           184,847       (107,090)         81,360

Issuance of common stock for cash           3,519,550            352           175,626              -         175,978

Common stock issued to employees              208,088             21            11,283              -          11,304

Issuance of common stock for
   marketing services                          50,000              5             2,495              -           2,500

Net loss                                            -              -                 -        (91,408)        (91,408)

Balances, December 31, 2002                39,811,638      $   3,981        $  374,251     $ (198,498)     $  179,734
                                          ============     ==========       ===========    ===========     ===========

______________________________________________________________________________________________________________________

See notes to financial statements.

                           MAXIM MORTGAGE CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
______________________________________________________________________________________

                                                                  2002          2001

Cash Flows From Operating Activities:
Net loss                                                    $   (91,408)    $ (72,468)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
   Depreciation                                                  13,993           632
   Stock based compensation and consulting                       13,804             -
   Other non-cash compensation                                        -        11,250
   Increase in employee receivable                               (5,225)            -
   Decrease (increase) in other current assets                    3,500        (3,500)
   Increase in other assets                                      (1,750)            -
   Increase in current liabilities                               79,454         1,500

Net Cash Provided By (Used in) Operating Activities              12,368       (62,586)

Cash Used By Investing Activities -
  Purchases of furniture, fixtures and equipment                (52,882)       (9,863)

Cash Flows Provided By Financing Activities -
  Proceeds from issuance of common stock                        175,978        50,200

Net increase (decrease) in cash and cash equivalents            135,464       (22,249)

Cash and Cash Equivalents at beginning of year                   70,129        92,378

Cash and Cash Equivalents at end of year                    $   205,593     $  70,129
                                                            ============    ==========

Supplemental cash flow information:

    Cash paid for:
         Interest                                           $         -     $       -
                                                            ============    ==========
         Income taxes                                       $         -     $       -
                                                            ============    ==========

______________________________________________________________________________________

See notes to financial statements.

                           MAXIM MORTGAGE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Maxim Mortgage Corporation ("we", "us", "our") was initially incorporated on
January 5, 1999 under the laws of the state of Delaware as JAHB Holdings, Inc.
On October 22, 2001, we changed our name to Maxim Mortgage Corporation. At
December 31, 2001 we were a development stage enterprise. In January 2002, we commenced our planned principal operations and are currently engaged in the brokerage and origination of mortgage loans on behalf of various third party lenders. Our operations are located in Atlanta, Georgia, and substantially all of our loans we originate arise from residents of such area. As a result, it is at least reasonably possible that we could experience a severe impact on our operations if the Atlanta, Georgia economy experienced a downturn.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents.
At December 31, 2002 we maintain

all of our cash and cash equivalents in deposit accounts with one high quality financial institution, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Revenue Recognition

We recognize broker fee income when mortgage transactions are funded.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments

We believe the book value of our current assets and liabilities approximates their fair values due to their short-term nature.

Advertising Expense

We expense advertising costs as they are incurred. No advertising costs were incurred during the years ended December 31, 2002 and 2001, respectively.

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

We have adopted SFAS No 123, "Accounting for Stock-Based Compensation" which requires us to recognize as expense the fair value of all stock-based awards on the date of grant, or continue to apply the provisions of Accounting Principles
Board Opinion No. 25 and provide pro-forma net income (loss) earnings per share disclosure for employee stock option grants and all other stock-based compensation as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply APB 25 in accounting for our stock option plan.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109,
deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.
There were no significant temporary differences existing as of December 31, 2002 or 2001.

Long-Lived Assets

We periodically review our long-lived assets for indications of impairment. If the value of an asset is considered impaired, an impairment loss is recognized.
At December 31, 2002, we believe all of our long-lived assets are recoverable.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our financial statements.

Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation in the 2002 financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, we recognized $11,250 of non-cash employee compensation. We believe this amount represents the fair value of services provided to us by our president during the nine months ended September
30, 2001 (as discussed at Note F, subsequent to September 30, 2001, we began to compensate our president under an employment agreement). Because the amounts incurred prior to September 30, 2001 will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital.

No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying 2001 statements of operations because the value of such office space was not considered significant.

Our president and majority stockholder periodically advances funds to us. These advances, which were repaid as of December 31, 2001, were unsecured, non-interest bearing and due on demand.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the years ended December 31, 2002 and 2001. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2002, we had a net operating loss carryforward of approximately
$169,200 for income tax purposes. The difference between such amount and our deficit of approximately $198,500 arises primarily from certain non-cash compensation we recognized in 2001 and 2002 that is considered to be a permanent difference. The net operating loss carryforwards expire in various years through the year ended December 31, 2022. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109. The valuation allowance increased by approximately
$34,400 during the year ended December 31, 2002.

NOTE D - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2002, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. There were no common equivalent shares outstanding during the year ended December 31, 2001.
Accordingly basic and diluted net loss per share are identical for each of such years.

NOTE E - COMMON STOCK OFFERINGS

In October 2001, we closed our offering under our initial registration statement, which became effective in October 2000. We sold 1,034,000 shares of our common stock under this offering; 1,000,000 of which were purchased by our president and majority stockholder.

Effective December 11, 2001, we offered an additional 10,000,000 shares of our common stock to the public for $.05 per share. The offering, which was on a best-efforts, no minimum basis, was closed in July 2002. We issued 3,519,550 shares under this offering.

NOTE F - COMMITMENTS

In July 2002, we entered a lease for our administrative facility that requires monthly payments of approximately $5,600 (including sales tax) through December
31, 2005. Our president and majority stockholder has unconditionally guaranteed payment of the monthly lease payments through July 12, 2004, at which time such guaranty will cease. Rent expense during the years ended December 31, 2002 and
2001 approximated $48,000 and $0.00, respectively.

At December 31, 2002, we are obligated under an employment agreement with our president and majority stockholder. The agreement, which expires on January 1,
2006, requires us to pay annual, base compensation of $72,000 and various fringe benefits (as defined in the agreement). We have the right to terminate the employment of our president for any reason; if we elect to do so without reasonable cause, we will be required to pay him a maximum of one month's severance.

NOTE G - STOCK OPTIONS

In October 2001, our stockholder adopted our 2001 Stock Option Plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 10,000,000 shares of our common stock, consisting of both "incentive stock options" and "non-qualified" options.
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

The status of our stock options are summarized below:

                                                                    Weighted
                                                 Number of          Average
                                                  Shares        Exercise Price

Outstanding at December 31, 2001                         -       $         -
Granted                                          2,119,350       $       .09
Exercised                                                -                 -
Canceled                                          (795,000)              .09
Outstanding at December 31, 2002                 1,324,350       $       .09
                                                ===========      ===========

Options exercisable at December 31, 2002                 -       $         -
                                                ===========      ===========

   Our options vest as follows:

                                        # of Options           Weighted Average
      Years Ended                        Exercisable           Exercise Prices

      December 31, 2002                           -                     -
      December 31, 2003                     441,450                  $.09
      December 31, 2004                     441,450                  $.09
      December 31, 2005                     441,450                  $.09

      Total                               1,324,350                  $.09
                                         ===========              ==========

The options expires on the earlier of the date specified in the option agreement, or the tenth anniversary of the date of grant. Incentive option not subject to this provision are designated as being non-statutory options.
Whenever an outstanding option is terminated (other than by exercise), the shares of common stock relating to such option are to be restored to the Plan and be available for the grant of other options under the Plan.

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". Because of this, and because all of the options above have exercise prices equal to the fair market value of our stock at the date of grant, no compensation expense for such options was recorded in 2002. Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our December 31,
2002 net loss and net loss per share would have increased by approximately $500 and $ 0.00, respectively.

The weighted average minimum value of options granted during 2002, estimated on the date of grant using the Black-Scholes option-pricing model, ranged from approximately $0.05 to $0.19. The minimum value of options granted was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 3.526%, risk-free interest rate of 1.99%, and an expected life of 3 years.

________________________________________________________________________________

                           MAXIM MORTGAGE CORPORATION

                             SUPPLEMENTAL SCHEDULE I

                        COMPUTATION OF ADJUSTED NET WORTH

                             AS OF DECEMBER 31, 2002

                 (To Determine Compliance with HUD Requirements)

________________________________________________________________________________

        Stockholders' equity (net worth) per balance sheet      $ 179,734

        Less Unacceptable Assets                                        -

        Adjusted Net Worth for HUD Requirements                 $ 179,734
                                                                =========

________________________________________________________________________________

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

Name                 Age     Title
Joel Arberman        30      President and Director

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

Mr. Arberman is currently employed by us at an annual base salary of $72,000 per annum according to a written employment agreement signed in October 2001. His employment agreement provides for reimbursement of business related expenses, two weeks of vacation per calendar year, medical and disability benefits, additional benefits as offered by us and bonus entitlement. Until there is an independent board member, Mr. Arberman has agreed not to receive any bonus from
us. The employment contract also contains standard non-compete, termination, confidentiality and other clauses. In addition to Mr. Arberman's base salary, he is entitled to receive commissions (in a similar manner to other employees) for any loans that he is responsible for originating. Total commissions paid to Mr.
Arberman during the year ended December 31, 2002 approximated $38,600.

                           Summary Compensation Table

                                                                      Salary &
            Name and Principal Capacity                  Year       Commissions

Joel Arberman                                            2002         $110,600
Chairman, Chief Executive Officer, Director *            2001         $0

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

Beneficial ownership                    shares owned        Percentage of shares
class of common stock

Joel Arberman                            31,000,000                77.87
7740 Roswell Road, Suite 400
Atlanta, Georgia 30350

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2001, we recognized $11,250 of non-cash employee compensation. We believe this amount represents the fair value of services provided to us by our president during the nine months ended September
30, 2001 (as discussed at Note F, subsequent to September 30, 2001, we began to compensate our president under an employment agreement). Because the amounts incurred prior to September 30, 2001 will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital.

No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying 2001 statements of operations because the value of such office space was not considered significant.

Our president and majority stockholder periodically advances funds to us. These advances, which were repaid as of December 31, 2001, were unsecured, non-interest bearing and due on demand.

In October 2001, in connection with a stock split and recapitalization of our
Company, our President and majority stockholder canceled 70,000,000 shares of his common stock.

All future transactions between us and our officers, directors or 5%
shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

Exhibits - 99.1 Sarbanes-Oxley Act Exhibit

Financial Statement Schedules - None.

Reports on Form 8-K - None.

ITEM 14 - CONTROLS AND PROCEDURES

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

Dated: April 14, 2003

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE                   TITLE                                  DATE
/s/ Joel Arberman           Director, Chief Accounting Officer     April 14, 2003

CERTIFICATIONS

I, Joel Arberman, certify that:

1. I have reviewed this annual report on Form 10KSB of Maxim Mortgage Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31, 2002 ("Evaluation Date"); and

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

Date:  April 14, 2003

/s/ Joel Arberman
    Joel Arberman
    Director, Chief Accounting Officer

