Form 10QSB
period 2003-03-31
MAXIM MORTGAGE CORP/
filed 2003-05-20
CIK 1122380

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2003.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2003.

39,811,638 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           MAXIM MORTGAGE CORPORATION
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                            Page

Item 1. Financial Statements (unaudited)

     Balance Sheets as of March 31, 2003 and December 31, 2002             3

     Statements of Operations for the three months ended March
       31, 2003 and 2002                                                   4

     Statement of Stockholders' Equity for the three months
       ended March 31, 2003                                                5

     Statements of Cash Flows for the three months ended
       March 31, 2003 and 2002                                             6

     Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)                 10

Item 3. Controls and Procedures 11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  11

Item 2. Changes in Securities                                              11

Item 3. Defaults Upon Senior Securities                                    11

Item 4. Submission of Matters to a Vote of Securities Holders              11

Item 5. Other Information                                                  11

Item 6. Exhibits and Reports on Form 8-K                                   11

Signature                                                                  11

Certifications                                                             12

                           MAXIM MORTGAGE CORPORATION

                                 BALANCE SHEETS
________________________________________________________________________________

                                                    March 31,
                                                      2003      December 31,
                                  ASSETS           (unaudited)       2002
CURRENT ASSETS:
    Cash and cash equivalents                      $  160,491    $  205,592
    Employee receivable                                     -         5,225
        Total current assets                          160,491       210,817

Furniture, fixtures and equipment (net of
    accumulated depreciation of $20,993 and
    $14,625, respectively)                             47,002        48,121

Other assets                                            1,750         1,750

TOTAL                                              $  209,243    $  260,688
                                                   ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Customer deposits                              $        -    $   17,188
    Accrued and other liabilities                      59,375        63,766
      Total liabilities                                59,375        80,954

STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; 5,000,000
 shares authorized; zero shares issued and
 outstanding                                                -             -
Common stock - $0.0001 par value; 200,000,000
 shares authorized; 39,811,638 shares issued
 and outstanding                                        3,981         3,981
Additional paid-in capital                            374,251       374,251
Deficit                                              (228,364)     (198,498)
Total stockholders' equity                            149,868       179,734

TOTAL                                              $  209,243    $  260,688
                                                   ===========   ===========

________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
________________________________________________________________________________

                                          For the three    For the three
                                           months ended     months ended
                                          March 31, 2003   March 31, 2002

REVENUES:
Broker fee income                           $   722,501     $    94,642
Interest and other income                             -               -
       Total revenues                           722,501          94,642

EXPENSES:
Employee compensation and benefits              602,600         106,071
Professional fees                                41,499          13,908
Occupancy                                        34,890          10,585
Selling and marketing                            54,448           9,915
Office supplies                                   7,520           8,774
Organizational costs                                  -           2,973
Other                                            11,410           3,620

       Total expenses                           752,367         155,846

NET LOSS                                    $   (29,866)    $   (61,204)
                                            ============    ============

Net Loss Per Share - Basic and Diluted      $     (0.00)    $     (0.00)
                                            ============    ============

Weighted Average Number of Shares
 Outstanding - Basic and diluted             39,811,600      36,193,400
                                            ============    ============

________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2003
                                   (Unaudited)
____________________________________________________________________________________________

                                                          Additional
                                       Common Stock        Paid-In
                                    Shares      Amount     Capital     Deficit      Total

Balances, December 31, 2002       39,811,638   $ 3,981    $ 374,251   $(198,498)  $ 179,734

Net Loss                                   -         -            -     (29,866)    (29,866)

Balances, March 31, 2003          39,811,638   $ 3,981    $ 374,251   $(228,364)  $ 149,868
                                  ==========   =======    =========   ==========  ==========

____________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
________________________________________________________________________________

                                                    For the three  For the three
                                                       months          months
                                                    ended March     ended March
                                                      31, 2003        31, 2002
Cash Flows From Operating Activities:
   Net loss                                          $  (29,866)    $   (61,204)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation                                       6,368           1,239
       Increase in prepaid and other assets                   -           3,500
       Decrease in employee receivables                   5,225               -
       Increase (decrease) in liabilities               (21,579)         17,170
Net Cash (Used in) Provided by Operating Activities     (39,852)        (39,295)

Cash Flows From Investing Activities-
   Purchases of property and equipment                   (5,249)         (3,483)
Cash Flows From Financing Activities-
   Issuance of common stock                                   -          12,850

Net Decrease In Cash and Cash Equivalents               (45,101)        (29,928)

Cash and Cash Equivalents at Beginning of Period        205,592          70,129

Cash and Cash Equivalents at End of Period           $  160,491     $    40,201
                                                     ===========    ============

Supplemental disclosure of cash flow information:

   Cash paid for interest                            $        -     $         -
                                                     ===========    ============

   Cash paid for income taxes                        $        -     $         -
                                                     ===========    ============

________________________________________________________________________________

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
On October 22, 2001, we changed our name to Maxim Mortgage Corporation. At
December 31, 2001 we were a development stage enterprise. In January 2002, we commenced our planned principal operations and are currently engaged in the brokerage and origination of mortgage loans on behalf of various third party lenders. Our operations are located in Atlanta, Georgia, and substantially all of our loans we originate arise from residents of such state. As a result, it is at least reasonably possible that we could experience a severe impact on our operations if the Georgia economy experienced a downturn.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002 contained in our Form 10-KSB.

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
At March 31, 2003 we maintain all of our cash and cash equivalents in deposit accounts with one high quality financial institution, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

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
There were no significant temporary differences existing as of March 31, 2003 or
2002.

We recognized losses for both financial and tax reporting purposes during each of the three months ended March 31, 2003 and 2002. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements. At March 31, 2003, we had net operating loss carryforwards of approximately $200,000 for income tax purposes. The net operating loss carryforwards expire in various periods through December 31,
2023. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by
SFAS 109.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our financial statements.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2003, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly basic and diluted net loss per share are identical for each of such years. At March 31,
2003, we have approximately 1,249,000 stock options outstanding.

NOTE B - COMMITMENTS

At March 31, 2003, we are obligated under an operating lease agreement for our administrative facility that requires monthly payments of approximately $5,600
(including sales tax) through December 31, 2005. Our president and majority stockholder has unconditionally guaranteed payment of the monthly lease payments through July 12, 2004, at which time such guaranty will cease. Rent expense under this lease, and the lease we were obligated under at March 31, 2002 (this lease was terminated in 2002), during the quarters ended March 31, 2003 and 2002 approximated $16,700 and $6,000, respectively.

NOTE C - SUBSEQUENT EVENTS

We have signed an agreement with NovaStar Home Mortgage, Inc. (an independent third party) to open and operate a NovaStar Home Mortgage, Inc. branch.
NovaStar's parent was founded in 1996 as a nationwide wholesale organization of non-conforming mortgage loans. In 1999, NovaStar founded a retail branch organization that currently consists of more than two hundred and sixty branches nationwide. Pursuant to the Agreement, we have agreed to open and operate a
NovaStar Home Mortgage, Inc. branch if and when certain regulatory approvals can be obtained. At that time, all mortgage broker activities we currently conduct shall be conducted under the name NovaStar Home Mortgage, Inc. Under the terms of the Agreement, we may be required to pay up to 0.40% on all loan volume we generate upon opening of the NovaStar branch.

________________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2002 and the financial statements as of and for the three months ended March 31, 2003 and 2002 included with this Form 10-QSB.
We are engaged in the business of brokering and originating mortgage loans on behalf of various third party lenders.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended March 31, 2003 and 2002

During the three months ended March 31, 2003, we generated approximately
$722,500 in mortgage origination fees and incurred total expenses of approximately $752,400 as compared to total revenues and expenses of approximately $94,700 and $155,800, respectively during the three months ended
March 31, 2002. The significant increases resulted because as of March 31, 2002, we had just recently commenced our planned principal operations. As expected, the growth in revenues has resulted in a similar increase in expenses as this growth necessitated the need for additional personnel, occupancy costs and other expenses incident to our business.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. During the three months ended
March 31, 2003 and 2002, we used cash of approximately $45,100 and $42,800, respectively for operating and investing activities. These cash outflows have been funded primarily by proceeds received from sales of our common stock
(approximately $176,000 during the year ended December 31, 2002). The expenses we have incurred to date were primarily from our efforts to establish our business operations, recruit personnel and purchase office furniture and equipment. Based upon our current level of revenues, expected growth and estimated expenses, we anticipate that our cash balance of approximately
$160,500 as of March 31, 2003 will be adequate to cover any cash shortfalls we incur during the next year.

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

                                       10

develop our products; (ii) any adverse effect or limitations caused by
Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans;
(iv) any increased competition in business; (v) any inability by us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the SEC. We undertake no obligation to publicly update or revise the forward looking statements made in this Form
10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings - NONE

Item 2. Changes in Securities - NONE

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Securities Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K. The Company filed a Current Report on Form 8-K on May 16,
2003. Such Report disclosed an agreement entered into with NovaStar Home
Mortgage, Inc., to open and operate a NovaStar Home Mortgage, Inc. branch office.

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE             TITLE                                DATE
/s/ Joel Arberman     Director, Chief Financial Officer    May 20, 2003

                                       11

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

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003 ("Evaluation Date"); and

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

Date:  May 20, 2003

/s/ Joel Arberman
    Joel Arberman
    Director, Chief Executive and Financial Officer

                                       12