Form 10QSB
period 2003-06-30
MAXIM MORTGAGE CORP/
filed 2003-08-15
CIK 1122380

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2003.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 25, 2003.

39,811,638 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           MAXIM MORTGAGE CORPORATION
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                              Page

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheets as of June 30, 2003 and
          December 31, 2002                                                 3

        Consolidated Statements of Operations for the three and
          six months ended June 30, 2003 and 2002                           4

        Consolidated Statement of Stockholders' Equity for the
          six months ended June 30, 2003                                    5

        Consolidated Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002                                      6

        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)                  10

Item 3. Controls and Procedures                                             11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   11

Item 2. Changes in Securities                                               11

Item 3. Defaults Upon Senior Securities                                     11

Item 4. Submission of Matters to a Vote of Securities Holders               11

Item 5. Other Information                                                   12

Item 6. Exhibits and Reports on Form 8-K                                    12

Signature                                                                   12

                           MAXIM MORTGAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

________________________________________________________________________________

                                             June 30, 2003     December 31,
                          ASSETS              (unaudited)          2002
CURRENT ASSETS:
    Cash and cash equivalents                $    183,159      $    205,592
    Employee receivable                                 -             5,225
        Total current assets                      183,159           210,817

Furniture, fixtures and equipment (net
    of accumulated depreciation of $27,375
    and $14,625, respectively)                     42,686            48,121

Other assets                                        1,750             1,750

TOTAL                                        $    227,595      $    260,688
                                             =============     =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Customer deposits                          $          -      $     17,188
  Accrued and other liabilities                    32,670            63,766
     Total liabilities                             32,670            80,954

STOCKHOLDERS' EQUITY:
    Preferred stock - $0.0001 par value;
     5,000,000 shares authorized; zero shares
     issued and outstanding                             -                 -
    Common stock - $0.0001 par value;
     200,000,000 shares authorized; 39,811,638
     shares issued and outstanding                  3,981             3,981
    Additional paid-in capital                    374,251           374,251
    Deficit                                      (183,307)         (198,498)
         Total stockholders' equity               194,925           179,734

TOTAL                                        $    227,595      $    260,688
                                             =============     =============

________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
____________________________________________________________________________________________________

                                       For the six     For the six    For the three   For the three
                                       months ended    months ended    months ended   months ended
                                      June 30, 2003    June 30, 2002  June 30, 2003  June 30, 2002

REVENUES:
Broker fee income                     $  1,572,674     $    535,389   $    850,173   $     440,747
Interest income                                304                -            304               -
       Total revenues                    1,572,978          535,389        850,477         440,747

EXPENSES:
Employee compensation and benefits       1,206,136          470,591        603,536         364,520
Selling and marketing                      158,387           14,451        103,939           4,861
Professional fees                           83,380           24,287         41,881          16,379
Occupancy and equipment                     67,620           29,570         32,730          18,985
Office Supplies                             14,263           16,849          6,743           8,075
Other                                       28,001           34,179         16,591          21,261

       Total expenses                    1,557,787          589,927        805,420         434,081

NET INCOME (LOSS)                     $     15,191     $    (54,538)  $     45,057   $       6,666
                                      =============    =============  =============  ==============

Net Income (Loss) Per Share -
    Basic and Diluted                 $       0.00     $     (0.002)  $      0.001   $       0.000
                                      =============    =============  =============  ==============

Weighted Average Number of Shares
    Outstanding                         39,811,600       36,242,500     39,811,600      36,291,000
                                      =============    =============  =============  ==============
____________________________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2003
                                   (Unaudited)
__________________________________________________________________________________________________

                                                              Additional
                                         Common Stock          Paid-In
                                      Shares       Amount      Capital      Deficit        Total

Balances, December 31, 2002        39,811,638   $   3,981    $   374,251   $ (198,498)   $ 179,734

Net Income                                  -           -              -       15,191       15,191

Balances, June 30, 2003            39,811,638   $   3,981    $   374,251   $ (183,307)   $ 194,925
                                   ==========   =========    ===========   ===========   =========

__________________________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
__________________________________________________________________________________

                                                       For the six    For the six
                                                       months ended   months ended
                                                      June 30, 2003   June 30, 2002
Cash Flows From Operating Activities:
 Net income (loss)                                     $   15,191     $  (54,538)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation                                           12,750          6,052
    Decrease in prepaid and other assets                    5,225          1,750
    Stock based compensation and consulting                     -         12,405
    Other non-cash compensation                                 -              -
    Increase (decrease) in liabilities                    (48,284)        36,676
Net Cash Provided by (Used in) Operating Activities       (15,118)         2,345

Cash Flows From Investing Activities-
 Purchases of property and equipment                       (7,315)       (40,472)

Cash Flows From Financing Activities-
 Issuance of common stock                                       -        175,977

Net Increase (Decrease) In Cash and Cash Equivalents      (22,433)       137,850

Cash and Cash Equivalents at Beginning of Period          205,592         70,129

Cash and Cash Equivalents at End of Period             $  183,159     $  207,979
                                                       ===========    ===========

Supplemental disclosure of cash flow information:

   Cash paid for interest                              $        -     $        -
                                                       ===========    ===========

   Cash paid for income taxes                          $        -     $        -
                                                       ===========    ===========

__________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           Maxim Mortgage Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Maxim Mortgage Corporation formerly known as JAHB Holdings, Inc. ("Maxim") was incorporated on January 5, 1999 under the laws of the state of Delaware. Maxim commenced its planned principal operations in January 2002, and together with its subsidiary (as discussed below) is engaged in the brokerage and origination of mortgage loans on behalf of various third party lenders.

From May 2003, pursuant to an agreement with NovaStar Home Mortgage, Inc., Maxim has conducted substantially all of its mortgage broker activities under the
NovaStar Home Mortgage, Inc. brand name.

Principles of Consolidation

The accompanying financial statements include the accounts and balances of Maxim and its subsidiary (collectively "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended
December 31, 2002 contained in our Form 10-KSB.

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

Concentration of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. At June 30, 2003 we maintain all of our cash and cash equivalents in deposit accounts with two high quality financial institutions, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Revenue Recognition

We recognize broker fee income when mortgage transactions are funded.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). As such, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. No significant temporary differences existed as of June 30, 2003 or 2002.

No provision or benefit for federal or income taxes was made for any of the periods included in the accompanying consolidated financial statements either because (1) earnings would be offset by operating loss carryforwards or (2)
because losses were recognized for both financial and tax reporting purposes. We will continue to assess whether a benefit for income taxes should be recorded as the year progresses but none is deemed necessary as of June 30, 2003.

At June 30, 2003, we had net operating loss carryforwards of approximately
$166,000 for income tax purposes. The net operating loss carryforwards expire in various periods through June 30, 2023. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the number of common and common equivalent shares outstanding during the period. During the periods in which we have reported losses from operations, common equivalent shares would be anti-dilutive and accordingly are ignored in the calculations. During the three and six month periods ended June 30, 2003, we reported net income, however the impact of common equivalent shares (we have 1,259,000 outstanding common stock options as of such date) did not materially impact net income per share calculations. Accordingly, basic and diluted net income (loss) per share are identical for each of the periods included in the accompanying consolidated financial statements.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the presentation in the 2003 financial statements.

NOTE B - COMMITMENTS

At June 30, 2003, we are obligated under an operating lease agreement for our administrative facility that requires monthly payments of approximately $5,600
(including sales tax) through December 31, 2005. Our president and majority stockholder has unconditionally guaranteed payment of the monthly lease payments through July 12, 2004, at which time such guaranty will cease. Rent expense under this lease, and the lease we were obligated under at June 30, 2002 (this lease was terminated in 2002), during the three and six months ended June 30,
2003 and 2002 approximated $33,400, $16,700, $17,600 and $6,000, respectively.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2002 and the financial statements as of and for the three and six months ended June 30, 2003 and 2002 included with this Form
10-QSB. We engage in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended 6/30/03 vs. 6/30/02

During the three months ended June 30, 2003, we generated approximately $850,000 in mortgage origination fees and incurred total expenses of approximately
$805,000 as compared to total revenues and expenses of approximately $440,700 and $434,000, respectively during the three months ended June 30, 2002. The significant increases resulted because as of March 31, 2002, we had just commenced our planned principal operations. As expected, the growth in revenues has resulted in a similar increase in expenses as this growth necessitated the need for additional personnel, occupancy costs and other expenses incident to our business.

Results of operations for the six months ended 6/30/03 vs. 6/30/02

During the six months ended June 30, 2003, we generated approximately $1,573,000 in mortgage origination fees and incurred total expenses of approximately
$1,558,000 as compared to total revenues and expenses of approximately $535,000 and $590,000, respectively during the six months ended June 30, 2002. The significant increases resulted because as of March 31, 2002, we had just commenced our planned principal operations. As expected, the growth in revenues has resulted in a similar increase in expenses as this growth necessitated the need for additional personnel, occupancy costs and other expenses incident to our business.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. During the six months ended
June 30, 2003 and 2002, we used cash of approximately $22,000 and $38,000, respectively for operating and investing activities. These cash outflows have been funded primarily by proceeds received from sales of our common stock
(approximately $176,000 during the year ended December 31, 2002). The expenses we have incurred to date were primarily from our efforts to establish our business operations, recruit personnel and purchase office furniture and equipment. Based upon our current level of revenues, expected growth and estimated expenses, we anticipate that our cash balance of approximately
$183,000 as of June 30, 2003 will be adequate to cover any cash shortfalls we incur during the next year.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the

                                       10

Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934.. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi)
other risks including those identified in our filings with the Securities and
Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

                                       11

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE             TITLE                                   DATE
/s/ Joel Arberman     Director, Chief Accounting Officer      August 14, 2003

                                       12