Form 10QSB
period 2003-09-30
MAXIM MORTGAGE CORP/
filed 2003-11-19
CIK 1122380

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2003.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2003.

39,811,638 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           MAXIM MORTGAGE CORPORATION
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                            Page

Item 1. Consolidated Financial Statements (unaudited)

   Consolidated Balance Sheets as of September 30, 2003 and
    December 31, 2002                                                      3

   Consolidated Statements of Operations for the three and
    nine months ended September 30, 2003 and 2002                          4

   Consolidated Statement of Stockholders' Equity for the nine
    months ended September 30, 2003                                        5

   Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2003 and 2002                                      6

   Notes to Consolidated Financial Statements                              7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)                 10

Item 3. Controls and Procedures                                            11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  12

Item 2. Changes in Securities                                              12

Item 3. Defaults Upon Senior Securities                                    12

Item 4. Submission of Matters to a Vote of Securities Holders              12

Item 5. Other Information                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   12

Signature                                                                  12

                           MAXIM MORTGAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________

                                                  September 30,
                                                      2003         December 31,
                             ASSETS                (unaudited)         2002
CURRENT ASSETS:
    Cash and cash equivalents                     $   118,764      $  205,592
    Employee receivable                                     -           5,225
        Total current assets                          118,764         210,817

Furniture, fixtures and equipment (net of
  accumulated depreciation of $30,062 and
  $14,625, respectively)                               42,423          48,121

Other assets                                           10,609           1,750

TOTAL                                             $   171,796      $  260,688
                                                  ============     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Customer deposits                               $         -      $   17,188
  Accrued and other liabilities                        33,555          63,766
     Total liabilities                                 33,555          80,954

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.0001 par value; 5,000,000
   shares authorized; zero shares issued and
   outstanding                                              -               -
  Common stock - $0.0001 par value; 200,000,000
   shares authorized; 39,811,638 shares issued
   and outstanding                                      3,981           3,981
  Additional paid-in capital                          374,251         374,251
  Deficit                                            (239,991)       (198,498)
       Total stockholders' equity                     138,241         179,734

TOTAL                                             $   171,796      $  260,688
                                                  ============     ===========
________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
______________________________________________________________________________________________________

                                       For the nine     For the nine    For the three   For the three
                                       months ended     months ended     months ended    months ended
                                       September 30,    September 30,    September 30,   September 30,
                                           2003             2002             2003            2002

REVENUES:
Broker fee income                      $ 1,992,389      $ 1,337,360     $   419,715      $    801,971
Interest income                                363              405              59               405
       Total revenues                    1,992,752        1,337,765         419,774           802,376

EXPENSES:
Employee compensation and benefits       1,471,856        1,167,420         265,720           696,829
Selling and marketing                      296,148                -         137,761                 -
Professional fees                          104,634          100,579          21,254            65,822
Occupancy and equipment                     98,886           49,102          31,266            19,532
Office Supplies                             21,430           30,908           7,167            14,059
Other                                       41,291           54,015          13,290            15,855

       Total expenses                    2,034,245        1,402,024         476,458           812,097

NET LOSS                               $   (41,493)     $   (64,259)    $   (56,684)     $     (9,721)
                                       ============     ============    ============     =============

Net Income (Loss) Per Share -
    Basic and Diluted                  $     (0.00)     $     (0.00)    $     (0.00)     $      (0.00)
                                       ============     ============    ============     =============

Weighted Average Number of Shares
    Outstanding                         39,811,600       37,454,700      39,811,600        39,801,600
                                       ============     ============    ============     =============

______________________________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2003
                                   (Unaudited)

___________________________________________________________________________________________

                                                         Additional
                                      Common Stock        Paid-In
                                   Shares      Amount     Capital     Deficit       Total

Balances, December 31, 2002      39,811,638   $  3,981   $ 374,251   $(198,498)   $ 179,734

Net Loss                                  -          -           -     (41,493)     (41,493)

Balances, September  30, 2003    39,811,638   $  3,981   $ 374,251   $(239,991)   $ 138,241
                                 ==========   ========   =========   ==========   ==========
___________________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
________________________________________________________________________________________________

                                                      For the nine months   For the nine months
                                                        ended September      ended September
                                                            30, 2003             30, 2002
Cash Flows From Operating Activities:
 Net loss                                                 $   (41,493)       $   (64,259)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                              15,437              7,079
     Increase in prepaid and other assets                      (3,634)            (2,077)
     Stock based compensation and consulting                        -             12,405
     Other non-cash compensation                                    -                  -
     Increase (decrease) in liabilities                       (47,399)            83,471
Net Cash Provided by (Used in) Operating Activities           (77,089)            36,619

Cash Flows From Investing Activities-
   Purchases of property and equipment                         (9,739)           (63,166)

Cash Flows From Financing Activities-
   Issuance of common stock                                         -            175,977

Net Increase (Decrease) In Cash and Cash Equivalents          (86,828)           149,430

Cash and Cash Equivalents at Beginning of Period              205,592             70,129

Cash and Cash Equivalents at End of Period                $   118,764        $   219,559
                                                          ============       ============

Supplemental disclosure of cash flow information:

   Cash paid for interest                                 $         -        $         -
                                                          ============       ============

   Cash paid for income taxes                             $         -        $         -
                                                          ============       ============
________________________________________________________________________________________________

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and balances of Maxim and its subsidiary (collectively "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended
December 31, 2002 contained in our Form 10-KSB.

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

Concentration of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. At September 30, 2003 we maintain all of our cash and cash equivalents in deposit accounts with two high quality financial institutions, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Revenue Recognition

We recognize broker fee income when mortgage transactions are funded.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). As such, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. No significant temporary differences existed as of September 30, 2003 or 2002.

No provision or benefit for federal or income taxes was made for any of the periods included in the accompanying consolidated financial statements either because (1) earnings would be offset by operating loss carryforwards or (2)
because losses were recognized for both financial and tax reporting purposes. We will continue to assess whether a benefit for income taxes should be recorded as the year progresses but none is deemed necessary as of September 30, 2003.

At September 30, 2003, we had net operating loss carryforwards of approximately
$223,000 for income tax purposes. The net operating loss carryforwards expire in various periods through September 30, 2023. The deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2003, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly basic and diluted net loss per share are identical for each of such years. At September
30, 2003, we have approximately 1,259,000 stock options outstanding.

NOTE B - COMMITMENTS

At September 30, 2003, we are obligated under an operating lease agreement for our administrative facility that requires monthly payments of approximately
$5,600 (including sales tax) through December 31, 2005. Our president and majority stockholder has unconditionally guaranteed payment of the monthly lease payments through July 12, 2004, at which time such guaranty will cease. Rent expense under this lease, and the lease we were obligated under at September 30,
2002 (this lease was terminated in 2002), during the three and nine months ended
September 30, 2003 and 2002 approximated $16,700, $50,200, $14,100 and $31,700, respectively.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2002 and the financial statements as of and for the three and nine months ended September 30, 2003 and 2002 included with this
Form 10-QSB. We engage in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended 9/30/03 vs. 9/30/02

During the three months ended September 30, 2003, we generated approximately
$419,700 in mortgage origination fees and incurred total expenses of approximately $476,500 as compared to total revenues and expenses of approximately $802,000 and $812,100, respectively during the three months ended
September 30, 2002. The decrease resulted primarily because we implemented various operational and marketing changes during the quarter ended September 30,
2003. These changes, and a shift in our focus to a broader potential customer base (which increased the need for additional training), resulted in a non-recurring diversion of our time and resources.

Results of operations for the nine months ended 9/30/03 vs. 9/30/02

During the nine months ended September 30, 2003, we generated approximately
$1,992,400 in mortgage origination fees and incurred total expenses of approximately $2,034,200 as compared to total revenues and expenses of approximately $1,338,000 and $1,402,000, respectively during the nine months ended September 30, 2002. The significant increases resulted because as of March
31, 2002, we had just commenced our planned principal operations. As expected, the growth in revenues has resulted in a similar increase in expenses as this growth necessitated the need for additional personnel, occupancy costs and other expenses incident to our business.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. During the nine months ended
September 30, 2003 and 2002, we used cash of approximately $86,800 and $26,500, respectively for operating and investing activities. These cash outflows have been funded primarily by proceeds received from sales of our common stock
(approximately $176,000 during the year ended December 31, 2002). The expenses we have incurred to date were primarily from our efforts to establish our business operations, recruit personnel and purchase office furniture and equipment. Based upon our current level of revenues, expected growth and estimated expenses, we anticipate that our cash balance of approximately
$118,800 as of September 30, 2003 will be adequate to cover any cash shortfalls we incur during the next year.

                                       10

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

Item 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive/Accounting Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive/Accounting Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                       11

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

SIGNATURE             TITLE                                  DATE
/s/ Joel Arberman     Director, Chief Accounting Officer     November 14, 2003

                                       12