Form 10KSB
period 2003-12-31
MAXIM MORTGAGE CORP/
filed 2004-04-14
CIK 1122380

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

    (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934.

                      For the Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: $2,245,620

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2003 was $264,348. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date. As of March 31, 2004: 39,811,600
Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. __ Yes _X_No

                                        2

                           Maxim Mortgage Corporation

                                  FORM 10 - KSB

                                Table of Contents

PART I.
        ITEM 1. Description of Business                                    4
        ITEM 2. Description of Property                                    6
        ITEM 3. Legal Proceedings                                          6
        ITEM 4. Submission of Matters to a Vote of Security Holders        6
PART II
        ITEM 5. Market for the Common Equity and Related Stockholder
                Matters                                                    6
        ITEM 6. Plan of Operation                                          7
        ITEM 7. Financial Statements                                       9
        ITEM 8. Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosures                       22
        ITEM 8a. Controls and Procedures                                   22
PART III
        ITEM 9  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act                                               22
        ITEM 10 Executive Compensation                                     23
        ITEM 11 Security Ownership of Certain Beneficial Owners and
                Management                                                 25
        ITEM 12 Certain Relationships and Related Transactions             25
        ITEM 13 Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                25
        ITEM 14 Principal Accountant Fees and Services                     26

        Signatures                                                         26

                                     PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

We are a residential and commercial mortgage broker.

1. Principal products or services and their markets:

We offer a variety of conventional, non-conforming and government loan programs to potential customers.

- Conventional loans are mortgages that are not backed by government insurance programs. They may carry fixed or variable interest rates with repayment terms as long as 40 years. In many cases, mortgages can be obtained with no down payment, although mortgage insurance is generally required when less than 20% is paid upfront.

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

2. Distribution methods of the products or services:

As of December 31, 2003, we employed approximately fifty mortgage loan originators who market to individuals seeking to purchase or refinance residential or commercial real estate.

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

We are dependent on mortgage lending relationships to fund our mortgage loans since we act as a broker. As of December 31, 2003, we had approximately three hundred lenders that could fund our loans.

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

9. Effect of existing or probable governmental regulations on the business:

Our operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.

Our mortgage activities are subject to the Federal Truth-in-Lending Act and
Regulation Z (including the Home Ownership and Equity Protection Act of 1994),
the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair
Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement
Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal
Debt Collection Practices Act and the National Housing Act of 1934, the Georgia
Fair Lending Act, as well as other federal and state statutes and regulations affecting our activities.

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

None.

12. Number of total employees and number of full time employees:

As of December 31, 2003, we have approximately eight full time employees and fifty part time employees. From time to time, we may employ independent contractors to support our development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

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

BID OR TRADE PRICES

2002 FISCAL YEAR                       HIGH      LOW

Quarter Ending 03/31/02.............. $0.00     $0.00

Quarter Ending 06/30/02.............. $0.00     $0.00

Quarter Ending 09/30/02.............. $0.06     $0.31

Quarter Ending 12/31/02.............. $0.10     $0.28

Quarter Ending 03/31/03.............. $0.0625   $0.1875

Quarter Ending 06/30/03.............. $0.015    $0.08

Quarter Ending 09/30/03.............. $0.025    $0.06

Quarter Ending 12/31/03.............. $0.02     $0.07

b. Holders: There are 87 holders of our common stock.
c. Dividends: We have not and do not anticipate that we will pay any dividends for the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
OPERATIONS

General discussion.

At December 31, 2001, we were a development stage enterprise. In January 2002, we commenced our planned principal operations and are currently engaged in the brokerage and origination of mortgage loans on behalf of various third party lenders.

In 2003, we signed an agreement with NovaStar Home Mortgage, Inc. to open and operate a NovaStar Home Mortgage, Inc. branch. NovaStar's parent was founded in
1996 as a nationwide wholesale organization of non-conforming mortgage loans. In
1999, NovaStar founded a retail branch organization that currently consists of more than four hundred branches nationwide. Pursuant to the agreement, effective
April 23, 2003, we formed NovaStar/MXMO, a Delaware Limited Liability Company
("NovaStar"), under which all of our mortgage broker activities are currently being conducted.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

Results of operations

For the year-ended December 31, 2001, we did not generate any revenues other than interest income of $3,105 and we incurred a net loss of approximately
$72,500. Our operating expenses consisted substantially of employee compensation and benefits, and consulting and professional fees as we prepared to implement our planned principal operations.

During the year ended December 31, 2002, we implemented our planned principal operations and generated broker fee income of approximately $2,212,000. These revenues were offset by expenses of approximately $2,304,100, which resulted in a net loss of approximately $91,400. Approximately 80% of these expenses related to employee compensation and benefits that to a large part fluctuate in relation to revenues. This is because a significant portion of our payroll expenses are commission based and are paid only after we receive the related fee income from the origination of loans.

Other expenses consisted substantially of professional and consulting fees of approximately $125,000, selling and marketing expenses of approximately $127,100 and occupancy and equipment expenses of approximately $96,900. Professional and consulting fees, and selling and marketing expenses increased substantially from the preceding year as we were developing our business and infrastructure. With respect to occupancy and equipment, these expenses increased from zero in 2001 to approximately $96,900 in 2002 primarily as a result of rent expense that we began to incur in 2002. In 2001, these expenses were zero as our President allowed us to use a portion of his home for office space in such year. In 2002, rent expense increased to approximately $50,000. Other significant occupancy expenses incurred in 2002 related to telephone expense of approximately $34,400 and depreciation expense of approximately $14,000.

During the year ended December 31, 2003, we implemented our planned principal operations and generated broker fee income of approximately $2,245,600. These revenues were offset by expenses of approximately $2,356,000, which resulted in a net loss of approximately $110,400. Approximately 72% of these expenses related to employee compensation and benefits that to a large part fluctuate in relation to revenues. This is because a significant portion of our payroll expenses are commission based that are paid only after we receive the related fee income from the origination of loans.

Other expenses consisted substantially of professional and consulting fees of approximately $138,000, selling and marketing expenses of approximately $287,000 and occupancy and equipment expenses of approximately $132,000. Professional and consulting fees, and selling and marketing expenses increased from the preceding year as we were developing our business and infrastructure. With respect to occupancy and equipment, these expenses increased from zero in 2001 to approximately $96,900 in 2002 to $132,000 in 2003, primarily as a result of additional rent expense that we began to incur in 2002 and in 2003. In 2001, these expenses were zero as our President allowed us to use a portion of his home for office space in such year. In 2002, rent expense increased to approximately $50,000. Other significant occupancy expenses incurred in 2003 related to office supplies of approximately $30,400 and depreciation expense of approximately $21,000.

Our results of operations for the years ended December 31, 2003 and 2002, are not necessarily indicative of the results that may occur for any future period.
We expect to expand our business and client base, which will result in increasing expenses as we increase the number of sales and support personnel.

Liquidity and capital resources

During the year ended December 31, 2003, we used cash flow from operating activities of approximately $124,300 as compared to cash generated for such activities of approximately $12,400 in 2002. The use of cash resulted primarily from the payment of certain liabilities we had outstanding as of December 31,
2002.

Cash used by investing activities decreased from approximately $52,900 in 2002 to approximately $13,000 in 2003. This decrease resulted from less required purchases of furniture, fixtures and equipment. We do not plan to make any significant additions to our plant, property or equipment in the next twelve months.

Cash flows provided by financing activities decreased from approximately
$176,000 in 2002 to $15,400 in 2003. The cash flows in 2002 were generated through sales of our common stock. The cash flows in 2003 were generated through cash advances from our President.

In total, our cash decreased by approximately $121,800 during the year ended
December 31, 2003.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations, and in 2003 used cash of approximately $124,200 to fund our operating activities. We believe that we will generate positive results of operations in 2004, and that any short term cash shortfalls resulting from timing can be alleviated via short term borrowings from certain stockholders. In addition, we expect to make expenditures from anticipated cash flows, of at least $1,900,000 during the next twelve months. These funds will be primarily used to advertise, hire, retain and support mortgage loan originators and mortgage loan processors, and for general working capital. Because the majority of these expenses are variable and dependent upon the receipt of actual revenues
(i.e. employee benefits and compensation), we currently believe we have enough capital to finance our planned operations.

Limited operating history

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial
Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

ITEM 7 - FINANCIAL STATEMENTS

                           MAXIM MORTGAGE CORPORATION

                        Consolidated Financial Statements
                       as of December 31, 2003 and for the
                     Years Ended December 31, 2003 and 2002
                                       and
                          Independent Auditors' Report

                           MAXIM MORTGAGE CORPORATION

                                TABLE OF CONTENTS
________________________________________________________________________________

                                                                      PAGE

Independent Auditors' Report                                           11

Consolidated financial statements:

   Consolidated Balance Sheet as of December 31, 2003                  12

   Consolidated  Statements of Operations for the years ended
       December 31, 2003 and 2002                                      13

   Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 2003 and 2002                                 14

   Consolidated  Statements of Cash Flows for the years ended
       December 31, 2003 and 2002                                      15

  Notes to Consolidated Financial Statements                           16

________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Maxim Mortgage Corporation:

We have audited the  accompanying  consolidated  balance sheet of Maxim Mortgage
Corporation  and subsidiary  (the  "Company"),  as of December 31, 2003, and the
related  consolidated  statements of  operations,  stockholders  equity and cash flows  for the years  ended  December  31,  2003 and  2002.  These  consolidated financial  statements are the  responsibility of the Company's  management.  Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining on a test basis,  evidence  supporting the amounts and the disclosures in the consolidated  financial statements.  An audit also includes assessing the accounting principles used and the significant estimates made by management,  as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of the Company as of
December 31, 2003,  and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                          Kingery, Crouse & Hohl, P.A.

April 12, 2004
Tampa, FL

                           MAXIM MORTGAGE CORPORATION

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003
________________________________________________________________________________

ASSETS

CURRENT ASSETS -
Cash and cash equivalents                                       $    83,762

Furniture, fixtures and equipment (net of accumulated
    depreciation of $35,865)                                         39,894

Other assets                                                         13,309

TOTAL                                                           $   136,965
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued and other liabilities                                 $    52,209
  Stockholder advances                                               15,449
      Total current liabilities                                      67,658

STOCKHOLDERS' EQUITY:
    Preferred stock - $0.0001 par value; 5,000,000 shares
        authorized; zero shares issued and outstanding                    -
    Common stock - $0.0001 par value; 200,000,000 shares
        authorized; 39,811,638 shares issued and outstanding          3,981
    Additional paid-in capital                                      374,251
    Deficit                                                        (308,925)
         Total stockholders' equity                                  69,307

TOTAL                                                           $   136,965
                                                                ============
________________________________________________________________________________

See notes to consolidated financial statements.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

                                               2003               2002

REVENUES:
  Broker fee income                        $ 2,245,257       $  2,212,074
  Interest income                                  363                611
    Total revenues                           2,245,620          2,212,685

EXPENSES:
  Employee compensation and benefits         1,705,173          1,840,015
  Professional and consulting fees             138,202            125,010
  Selling and marketing                        287,040            127,136
  Occupancy and equipment                      132,114             96,831
  Office supplies                               30,379             38,576
  Other                                         63,139             76,525
     Total expenses                          2,356,047          2,304,093

NET LOSS                                   $  (110,427)      $    (91,408)
                                           ============      ============

Net Loss Per Share - Basic and
   Diluted                                 $     (0.00)      $     (0.00)
                                           ============      ============

Weighted Average Shares
   Outstanding - Basic and Diluted          39,811,600        38,047,800
                                           ============      ============
________________________________________________________________________________

See notes to consolidated financial statements.

                           MAXIM MORTGAGE CORPORATION

                           CONSOLIDATED STATEMENTS OF

                    STOCKHOLDERS' EQUITY FOR THE YEARS ENDED

                           DECEMBER 31, 2003 AND 2002
_________________________________________________________________________________________________________

                                                                     Additional
                                              Common Stock             Paid-In
                                          Shares        Amount         Capital    Deficit       Total

Balances, December 31, 2001             36,034,000    $   3,603     $  184,847   $(107,090)   $  81,360

Issuance of common stock for cash        3,519,550          352        175,626           -      175,978

Common stock issued to employees           208,088           21         11,283           -       11,304

Issuance of common stock for
   marketing services                       50,000            5          2,495           -        2,500

Net loss                                         -            -              -     (91,408)     (91,408)

Balances, December 31, 2002             39,811,638        3,981        374,251    (198,498)     179,734

Net loss                                         -            -              -    (110,427)    (110,427)

Balances, December 31, 2003             39,811,638    $   3,981     $  374,251   $(308,925)  $   69,307
                                       ============   ==========    ===========  ==========  ===========
_________________________________________________________________________________________________________

See notes to consolidated financial statements.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
_____________________________________________________________________________________

                                                              2003           2002
Cash Flows From Operating Activities:
Net loss                                                  $ (110,427)    $  (91,408)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
   Depreciation                                               21,240         13,993
   Stock based compensation and consulting                         -         13,804
   Employee receivable                                         5,225         (5,225)
   Other current assets                                            -          3,500
   Other assets                                              (11,559)        (1,750)
   Accrued and other liabilities                             (28,746)        79,454
Net Cash Provided By (Used in) Operating Activities         (124,267)        12,368

Cash Used By Investing Activities -
  Purchases of furniture, fixtures and equipment             (13,013)       (52,882)

Cash Flows From Financing Activities:
  Advances from stockholder - net                             15,449              -
  Proceeds from issuance of common stock                           -        175,978
Net Cash Provided By Financing Activities                     15,449        175,978

Net increase (decrease) in cash and cash equivalents        (121,831)       135,464

Cash and cash equivalents at beginning of year               205,593         70,129

Cash and cash equivalents at end of year                  $   83,762     $  205,593
                                                          ===========    ===========

Supplemental cash flow information:

Cash paid for:
         Interest                                         $        -     $        -
                                                          ===========    ===========
         Income taxes                                     $        -     $        -
                                                          ===========    ===========
_____________________________________________________________________________________

See notes to consolidated financial statements.

                           MAXIM MORTGAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Maxim Mortgage Corporation, formerly known as JAHB Holdings, Inc. ("Maxim") was incorporated on January 5, 1999 under the laws of the state of Delaware. Maxim commenced its planned principal operations in January 2002, and together with its subsidiary (as discussed below) is engaged in the brokerage and origination of mortgage loans on behalf of various third party lenders. Maxim's operations are located in Atlanta, Georgia, and substantially all of the loans it originates arise from residents of such state. As a result, it is at least reasonably possible that Maxim could experience a severe impact on its operations if the Georgia economy experienced a downturn.

In 2003, we signed an agreement with NovaStar Home Mortgage, Inc. to open and operate a NovaStar Home Mortgage, Inc. branch. NovaStar's parent was founded in
1996 as a nationwide wholesale organization of non-conforming mortgage loans. In
1999, NovaStar founded a retail branch organization that currently consists of more than four hundred branches nationwide. Pursuant to the agreement, effective
April 23, 2003, we formed NovaStar/MXMO, a Delaware Limited Liability Company
("NovaStar"), under which all of our mortgage broker activities are currently being conducted.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and balances of Maxim and our 99.98% owned subsidiary, NovaStar (collectively "we",
"us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from our estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents.
At December 31, 2003 we maintain our cash and cash equivalents in deposit accounts with high quality financial institutions, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

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

Advertising Expense

We expense advertising costs as they are incurred. Advertising costs incurred during the years ended December 31, 2003 and 2002 approximated $500 and $0, respectively.

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

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting
for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, we continue to apply the intrinsic value method under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," to account for our stock-based employee compensation arrangements.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). As such, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. No significant temporary differences existed as of December 31, 2003 or 2002.

Long-Lived Assets

We periodically review our long-lived assets for indications of impairment. If the value of an asset is considered impaired, an impairment loss is recognized.
At December 31, 2003, we believe all of our long-lived assets are recoverable.

Recent Pronouncements

We have reviewed all new accounting pronouncements issued through 2003 and have determined that none of them would have a material impact on our consolidated financial position or results of operations other than as described previously.

Liquidity

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have suffered recurring losses from operations, and in 2003 used cash of approximately $124,200 to fund our operating activities. We believe that we will generate positive results of operations in 2004, and that any short term cash shortfalls resulting from timing can be alleviated via short term borrowings from certain stockholders. In addition, substantially all or our expenses are variable (e.g. employee compensation and benefits) and as such, any shortfall in projected revenues will be substantially mitigated by the reduction in expenses. Accordingly, and while there can be no assurance that we will meet our projected results of operations, we believe we will be able to continue as a going concern for a reasonable period of time.

NOTE B - RELATED PARTY TRANSACTIONS

Our president and majority stockholder periodically advances funds to us. These advances approximated $38,400 during the year ended December 31, 2003. Advances outstanding as of December 31, 2003 and 2002 approximated $15,400 and $0, respectively. The advances are unsecured, non-interest bearing and due on demand.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the years ended December 31, 2003 and 2002. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2003, we had a net operating loss carryforward of approximately
$281,900 for income tax purposes. The difference between such amount and our deficit of approximately $308,900 arises primarily from certain non-cash compensation we recognized in prior years that is considered to be a permanent difference. The net operating loss carryforwards expire in various years through the year ended December 31, 2023. The deferred income tax asset arising from this net operating loss carryforward of approximately $112,800 is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109. The valuation allowance increased by approximately $41,400 during the year ended December 31, 2003.

NOTE D - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2003, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly basic and diluted net loss per share are identical for each of such years.

NOTE E - COMMON STOCK OFFERING

Effective December 11, 2001, we offered 10,000,000 shares of our common stock to the public for $.05 per share. The offering, which was on best-efforts, no minimum basis, was closed in July 2002. We issued 3,519,550 shares under this offering.

NOTE F - COMMITMENTS

In July 2002, we entered a lease for our administrative facility that required monthly payments of approximately $5,600 (including sales tax) through December
31, 2005. Effective April 1, 2004, our monthly rent was reduced to approximately
$2,500 when we reduced our office space. Our president and majority stockholder has unconditionally guaranteed payment of the monthly lease payments through
July 12, 2004, at which time such guaranty will cease. Rent expense during the years ended December 31, 2003 and 2002 approximated $67,000 and $48,000, respectively.

At December 31, 2003, we are obligated under an employment agreement with our president and majority stockholder. The agreement, which expires on January 1,
2006, requires us to pay annual, base compensation of $72,000 and various fringe benefits (as defined in the agreement). We have the right to terminate the employment of our president for any reason; if we elect to do so without reasonable cause, we will be required to pay him a maximum of one month's severance.

NOTE G - STOCK OPTIONS

In October 2001, our stockholder adopted our 2001 Stock Option Plan, which, prior to its discontinuance in June 2003, provided for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of
10,000,000 shares of our common stock, consisting of both "incentive stock options" and "non-qualified" options. Incentive stock options were issuable only to employees, while non-qualified options could have been issued to non-employee directors, consultants and others, as well as to employees. The plan is administered by our board of directors, which determined those individuals who were to receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price.

A summary of the Company's stock option activity and related information for the years ended December 31, 2003 and 2002 are as follows:

                                                       2003                      2002
                                                            Weighted                   Weighted
                                                             Average                   Average
                                                             Exercise                  Exercise
                                                 Options      Price        Options      Price

    Outstanding, beginning of year              1,324,350    $   0.09             -    $    -

    Canceled                                     (469,350)       0.13      (795,000)     0.09

    Granted                                        55,000        0.10     2,119,350      0.09

    Exercised                                           -           -             -         -

    Outstanding, end of year                      910,000    $   0.07     1,324,350    $ 0.09
                                               ===========   =========   ===========   =======

    Exercisable at the end of the  year           303,333    $   0.07             -    $ 0.09
                                               ===========   =========   ===========   =======

    Weighted-average fair value of options
    granted during the year                        55,000    $    .10     2,119,350    $  .09
                                               ===========   =========   ===========   =======

The following table summarizes information about the options outstanding at
December 31, 2003:

                                          Weighted
                                           Average         Weighted
                                          Remaining        Average
      Exercise             Number        Contractual       Exercise
       Price            Outstanding         Life            Price

      $  .05               500,000            2           $    .005
      $  .05               225,000            2                .005
      $  .15               175,000            2                .015
      $  .10                10,000            3                .010

                           910,000                        $    .007
                           =======                        =========

The options expire on the earlier of the date specified in the option agreement, or the tenth anniversary of the date of grant. Incentive options not subject to this provision are designated as being non-statutory options. Whenever an outstanding option is terminated (other than by exercise), the shares of common stock relating to such option were to be restored to the Plan and be available for the grant of other options under the Plan.

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". Because of this, and because all of the options above have exercise prices equal to the fair market value of our stock at the date of grant, no compensation expense for such options was recorded in 2003 or 2002.
Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our
December 31, 2003 net loss and net loss per share would have increased by approximately $1,400 and $ 0.00, respectively.

The weighted average minimum value of options granted during 2003, estimated on the date of grant using the Black-Scholes option-pricing model, approximated
$0.10. The minimum value of options granted was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 2.451%, risk-free interest rate of 1.98%, and an expected life of 3 years.

________________________________________________________________________________

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

NONE

ITEM 8a - CONTROLS AND PROCEDURES

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

Name                 Age     Title
Joel Arberman        31      President and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Mr. Arberman has served as president, chief executive officer and a member of our board of directors since July 2000. His prior experiences are listed below:

Dates of Employment                Position/Company

March 2000 until January 2003      Independent corporate finance and business
                                   development consultant.
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
Arberman during the year ended December 31, 2003 approximated $32,745.

                           Summary Compensation Table

                                                                        Salary &
Name and Principal Capacity                              Year         Commissions

Joel Arberman                                            2003           $104,745
Chairman, Chief Executive Officer, Director              2002           $110,600
                                                         2001           $0

Stock option plan

In October 2001, our stockholders adopted our 2001 Stock Option Plan, which, prior to its discontinuance in June 2003, provided for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of
10,000,000 shares of common stock, consisting of both "incentive stock options"
and "non-qualified" options. Incentive stock options were issuable only to employees, while non-qualified options could be issued to non-employee directors, consultants and others, as well as to employees.

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

A summary of the Company's stock option activity and related information for the years ended December 31, are as follows:

                                                 2003                    2002
                                                       Weighted               Weighted
                                                       Average                 Average
                                                       Exercise               Exercise
                                           Options      Price      Options     Price

Outstanding, beginning of year            1,324,350    $ 0.09             -   $    -

Canceled                                    469,350      0.13       795,000     0.09

Granted                                      55,000      0.10     2,119,350     0.09

Exercised                                         -         -             -        -

Outstanding, end of year                    910,000    $ 0.07     1,324,350   $ 0.09
                                          =========    ======    ==========   ======

Exercisable at the end of the  year         303,333    $ 0.07             -   $ 0.09
                                          =========    ======    ==========   ======

Weighted-average fair value of options
granted during the year                      55,000    $ 0.10     2,119,350   $ 0.09
                                          =========    ======    ==========   ======

The following table summarizes information about the options outstanding at
December 31, 2003:

                                  Weighted
                                   Average         Weighted
                                  Remaining         Average
    Exercise        Number       Contractual       Exercise
      Price       Outstanding       Life            Price

      $ .05         500,000           2            $ 0.05
      $ .05         225,000           2              0.05
      $ .15         175,000           2              0.15
      $ .10          10,000           3              0.10

                    910,000                        $ 0.07
                    =======                        ======

The options expire on the earlier of the date specified in the option agreement, or the tenth anniversary of the date of grant. Incentive options not subject to this provision are designated as being non-statutory options. Whenever an outstanding option is terminated (other than by exercise), the shares of common stock relating to such option are to be restored to the Plan and be available for the grant of other options under the Plan.

Effective June 30, 2003, we discontinued our Stock Option Plan.

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
7740 Roswell Road, Suite 400
Atlanta, Georgia 30350

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our president and majority stockholder periodically advances funds to us. These advances totaled $15,449, which were unpaid as of December 31, 2003, are unsecured, non-interest bearing and due on demand.

All future transactions between us and our officers, directors or 5%
shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

Exhibits - None.

Financial Statement Schedules - None.

Reports on Form 8-K - On May 16, 2003, we filed an 8-K to disclose the following item:

"On April 30, 2003 Maxim Mortgage Corporation signed an agreement with NovaStar
Home Mortgage, Inc. to open and operate a NovaStar Home Mortgage, Inc. branch office.

NovaStar's parent was founded in 1996 as a nationwide wholesale organization of non-conforming mortgage loans. In 1999, NovaStar founded a retail branch organization which currently consists of more than two hundred and sixty branches nationwide.

Pursuant to the Agreement, Maxim Mortgage has agreed to open and operate a
NovaStar Home Mortgage, Inc. branch if and when certain regulatory approvals can be obtained. Under the terms of the Agreement, Maxim Mortgage Corporation may be required to pay up to 0.40% on all loan volume it generates upon opening of the
NovaStar branch.

In evaluating the formation of a NovaStar Home Mortgage, Inc. branch, Maxim
Mortgage Corporation considered criteria such as regulatory factors, revenue opportunities, state and federal licensing and the cost of the business relationship and determined to enter into the Agreement.

There is no relationship between Maxim Mortgage Corporation and NovaStar
Mortgage, Inc. or any of its affiliates, officers, directors or shareholders."

ITEM 14 - Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003     $18,258   Kingery Crouse
2002     $15,806   Kingery Crouse

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003     $0       Kingery Crouse
2002     $0       Kingery Crouse

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003     $0       Kingery Crouse
2002     $709     Kingery Crouse

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003     $0       Kingery Crouse
2002     $0       Kingery Crouse

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

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

SIGNATURE                   TITLE                                   DATE

/s/ Joel Arberman           Director, Chief Accounting Officer      April 14, 2004