Form 10QSB
period 2004-03-31
MAXIM MORTGAGE CORP/
filed 2004-05-12
CIK 1122380

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2004.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2004.

39,811,638 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           MAXIM MORTGAGE CORPORATION
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                      Page

Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheets as of March 31, 2004 and
      December 31, 2003                                              3

    Consolidated Statements of Operations for the three months
        ended March 31, 2004 and 2003                                4

    Consolidated Statement of Stockholders' Equity for the three
        months ended March 31, 2004                                  5

    Consolidated Statements of Cash Flows for the three months
        ended March 31, 2004 and 2003                                6

    Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations (including cautionary statement)        10

Item 3.   Controls and Procedures                                    11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                            12

Item 2. Changes in Securities                                        12

Item 3. Defaults Upon Senior Securities                              12

Item 4. Submission of Matters to a Vote of Securities Holders        12

Item 5. Other Information                                            12

Item 6. Exhibits and Reports on Form 8-K                             12

Signature                                                            12

Certifications                                                       13

                           MAXIM MORTGAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________

                                                  March 31,
                                                    2004          December 31,
                                   ASSETS        (unaudited)         2003
CURRENT ASSETS -
    Cash and cash equivalents                     $  107,264      $  83,762

Furniture, fixtures and equipment (net of
  accumulated depreciation of $39,913 and
  $35,865, respectively)                              35,846         39,894

Other assets                                           1,750         13,309

TOTAL                                             $  144,860      $ 136,965
                                                  ===========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued and other liabilities                   $   23,094      $  52,209
  Stockholder advances                                 6,976         15,449
     Total liabilities                                30,070         67,658

STOCKHOLDERS' EQUITY:
    Preferred stock - $0.0001 par value; 5,000,000
      shares authorized; zero shares issued and
      outstanding                                          -              -
    Common stock - $0.0001 par value;
      200,000,000 shares authorized; 39,811,638
      shares issued and outstanding                    3,981          3,981
    Additional paid-in capital                       374,251        374,251
    Deficit                                         (263,442)      (308,925)
         Total stockholders' equity                  114,790         69,307

TOTAL                                             $  144,860      $ 136,965
                                                  ===========     ==========
________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
________________________________________________________________________________

                                            For the three       For the three
                                             months ended        months ended
                                            March 31, 2004      March 31, 2003

REVENUES -
Broker fee income                            $  408,681           $  722,501

EXPENSES:
Employee compensation and benefits              295,155              602,600
Occupancy and equipment                          25,383               34,890
Selling and marketing                            20,694               54,448
Professional fees                                   540               41,499
Office supplies                                   8,706                7,520
Other                                            12,720               11,410

       Total expenses                           363,198              752,367

NET INCOME (LOSS)                            $   45,483           $  (29,866)
                                             ===========          ===========

Net Income (Loss) Per Share -
    Basic and Diluted                        $     0.00           $    (0.00)
                                             ===========          ===========

Weighted Average Number of Shares
 Outstanding                                 39,811,600           39,811,600
                                             ===========          ===========
________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the THREE months ended MARCH 31, 2004
                                   (Unaudited)
__________________________________________________________________________________________

                                                        Additional
                                     Common Stock        Paid-In
                                  Shares      Amount     Capital       Deficit     Total

Balances, December 31, 2003     39,811,638   $ 3,981    $ 374,251    $(308,925)   $ 69,307

Net Income                               -         -            -       45,483      45,483

Balances, March 31, 2004        39,811,638   $ 3,981    $ 374,251    $(263,442)   $114,790
                                ==========   =======    =========    ==========   ========

__________________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
________________________________________________________________________________________

                                                        For the three      For the three
                                                         months ended       months ended
                                                        March 31, 2004     March 31, 2003
Cash Flows From Operating Activities:
   Net income (loss)                                      $    45,483      $  (29,866)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation                                             4,048           6,368
       Prepaid and other assets                                11,559               -
       Employee receivables                                         -           5,225
       Accrued and other liabilities                          (29,115)        (21,579)
Net Provided By (Cash Used) in Operating Activities            31,975         (39,852)

Cash Flows From Investing Activities-
   Purchases of property and equipment                              -          (5,249)

Cash Flows From Financing Activities-
   Advances from (repayments to) stockholder - net             (8,473)              -

Net Increase (Decrease) In Cash and Cash Equivalents           23,502         (45,101)

Cash and Cash Equivalents at Beginning of Period               83,762         205,592

Cash and Cash Equivalents at End of Period                $   107,264      $  160,491
                                                          ============     ===========

Supplemental disclosure of cash flow information:

   Cash paid for interest                                 $         -      $        -
                                                          ============     ===========

   Cash paid for income taxes                             $         -      $        -
                                                          ============     ===========

________________________________________________________________________________________

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           Maxim Mortgage Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Maxim Mortgage Corporation ("Maxim") was incorporated on January 5, 1999 under the laws of the state of Delaware. Maxim and its 99.98% owned subsidiary,
NovaStar/MXMO, a Delaware Limited Liability Company (collectively "we", "us",
"our"), have been engaged in the brokerage and origination of mortgage loans on behalf of various third party lenders.

During the period from May 2003 to May 2004, pursuant to an agreement with
NovaStar Home Mortgage, Inc., ("NovaStar") Maxim has conducted substantially all of its mortgage broker activities under the NovaStar brand name.

However, on May 10th, 2004 NovaStar informed us that part of the financial agreement between the branch and our corporate entity would be modified. As a result, we have determined that it would no longer be financially feasible for us to continue as a branch of NovaStar and have therefore terminated our relationship with NovaStar effective May 31, 2004. Following such date, we will no longer have any operating business and management will instead focus on evaluating all opportunities to enhance shareholder value.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and balances of Maxim and its subsidiary (identified above). All significant inter-company accounts and balances have been eliminated in consolidation.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

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

Concentration of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. At March 31, 2004 we maintain all of our cash and cash equivalents in deposit accounts with high quality financial institutions, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Revenue Recognition

We recognize broker fee income when mortgage transactions are funded.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). As such, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. No significant temporary differences existed as of March 31, 2004 or 2003.

No provision or benefit for federal or income taxes was made for any of the periods included in the accompanying consolidated financial statements either because (1) earnings would be offset by operating loss carryforwards or (2)
because losses were recognized for both financial and tax reporting purposes. We will continue to assess whether a benefit for income taxes should be recorded as the year progresses but none is deemed necessary as of March 31, 2004.

At March 31, 2004, we had net operating loss carryforwards of approximately
$234,500 for income tax purposes. The net operating loss carryforwards expire in various periods through March 31, 2024. The deferred income tax asset arising from these net operating loss carryforwards, of approximately $82,900, is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109. The valuation allowance declined by approximately $17,300 during the three months ended March
31, 2004.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2004, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly basic and diluted net loss per share are identical for each of such years. At March 31,
2004, we have approximately 910,000 stock options outstanding.

Liquidity

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As mentioned in Note A, our relationship with NovaStar will terminate effective May 31, 2004. As of such time, we will no longer have any operating business and/or revenues, and because most of our expenses are variable (e.g. employee compensation and benefits) our expenses will also decline significantly. While this matter will potentially result in us suffering losses from operations as we evaluate opportunities, we believe we will be able to continue as a going concern for a reasonable period of time.

NOTE B - COMMITMENTS

At March 31, 2004, we are obligated under an operating lease agreement for our administrative facility that initially required monthly payments of approximately $5,600 (including sales tax) through December 31, 2005 (as of
April 1, 2004, our monthly rent payment has been reduced to approximately $2,500 per month as a result of a reduction in the amount of space we lease). Our president and majority stockholder has unconditionally guaranteed payment of the monthly lease payments through July 12, 2004, at which time such guaranty will cease. Rent expense under this lease, during the three months ended March 31,
2004 and 2003 approximated $16,700.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2003 and the financial statements as of and for the three months ended March 31, 2004 and 2003 included with this Form 10-QSB.
Through May 31, 2004, we will continue to be engaged in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate. Subsequent to such date, because of the termination of the agreement with NovaStar, we will no longer have an operating business, and we will be focusing our efforts on evaluating all opportunities to enhance shareholder value.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended 3/31/04 vs. 3/31/03

During the three months ended March 31, 2004, we generated approximately
$408,700 in mortgage origination fees and incurred total expenses of approximately $363,200 as compared to total revenues and expenses of approximately $722,500 and $752,400, respectively during the three months ended
March 31, 2003. The decrease resulted primarily because we implemented various operational and marketing changes during the quarter ended March 31, 2004. These changes, and a shift in our focus to a broader potential customer base (which increased the need for additional training), resulted in a non-recurring diversion of our time and resources.

Liquidity and Capital Resources

During the three months ended March 31, 2004 and 2003, we generated (used) cash of approximately $23,500 and ($45,100), respectively. The improvement resulted primarily because we generated net income of approximately $45,500 in 2004 as compared to a net loss of approximately $29,900 during the first quarter of
2003. As mentioned above, the agreement with NovaStar will be terminated effective May 31, 2004, and as of such time, we will no longer have any operating business and/or mortgage brokerage revenues. This reduction in revenues will be substantially offset by a reduction in operating expenses as substantially all of our expenses are variable based on the receipt of revenues.
While we will continue to incur certain expenses as we evaluate opportunities, we anticipate that we will have enough cash to meet our projected expenses for the remainder of 2004.

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

                                       10

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

SIGNATURE             TITLE                                DATE

/s/ Joel Arberman     Director, Chief Accounting Officer   May 14, 2004

                                       12