Form 10QSB
period 2004-06-30
MAXIM MORTGAGE CORP/
filed 2004-08-20
CIK 1122380

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2004.

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

                                 (404) 591-0670
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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 3, 2004.
                            39,811,638 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           MAXIM MORTGAGE CORPORATION
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                        Page

Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheets as of June 30, 2004
      and December 31, 2003                                            3

    Consolidated Statements of Operations for the
      three and six months ended June 30, 2004 and 2003                4

    Consolidated Statement of Stockholders' Equity for the
      six months ended June 30, 2004                                   5

    Consolidated Statements of Cash Flows for the
      six months ended June 30, 2004 and 2003                          6

    Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations (including
  cautionary statement)                                               10

Item 3.   Controls and Procedures                                     11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             12

Item 2. Changes in Securities                                         12

Item 3. Defaults Upon Senior Securities                               12

Item 4. Submission of Matters to a Vote of Securities Holders         12

Item 5. Other Information                                             12

Item 6. Exhibits and Reports on Form 8-K                              12

Signature                                                             12

                           MAXIM MORTGAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

________________________________________________________________________________

                                       June 30, 2004
ASSETS                                  (unaudited)          December 31, 2003

CURRENT ASSETS -
Cash and cash equivalents             $      25,018         $      83,762

Furniture, fixtures and equipment
 (net of accumulated depreciation
 of $0 and $35,865, respectively)                 -                 39,894

Other assets                                  1,750                 13,309

TOTAL                                 $      26,768          $     136,965
                                      ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued and other liabilities        $           -          $      52,209
 Stockholder advances                        18,790                 15,449
    Total current liabilities                18,790                 67,658

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.0001 par value;
   5,000,000 shares authorized; zero
   shares issued and outstanding                  -                      -
  Common stock - $0.0001 par value;
   200,000,000 shares authorized;
   39,811,638 shares issued and
   outstanding                                3,981                  3,981
  Additional paid-in capital                374,251                374,251
  Deficit                                  (370,254)              (308,925)
    Total stockholders' equity                7,978                 69,307

TOTAL                                 $      26,768          $     136,965
                                      ==============         ==============

________________________________________________________________________________

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

__________________________________________________________________________________________

                            For the six    For the six      For the three    For the three
                            months ended   months ended     months ended     months ended
                            June 30,2004   June 30, 2003    June 30, 2004    June 30, 2003

REVENUES:
Broker fee income         $    594,361    $  1,572,674     $    185,680     $    850,173
Interest income                      -             304                -              304
    Total revenues             594,361       1,572,978          185,680          850,477

EXPENSES:
Employee compensation
 and benefits                  499,267       1,206,136          204,112          603,536
Occupancy and equipment         36,115          67,620           10,732           32,730
Selling and marketing           32,371         158,387           11,677          103,939
Professional fees               27,062          83,380           26,522           41,881
Office Supplies                  9,172          14,263              466            6,743
Other                           18,097          28,001            5,377           16,591
Loss from disposal and
 impairment of furniture,
 fixtures and equipment         33,606               -                -                -
  Total expenses               655,690       1,557,787          258,886          805,420

NET INCOME (LOSS)         $    (61,329)   $     15,191     $    (73,206)    $     45,057
                          =============   =============    =============    =============

Net Income (Loss) Per
 Share - Basic and
 Diluted                  $      (0.00)   $       0.00     $      (0.00)    $      0.001
                          =============   =============    =============    =============

Weighted Average Number
 of Shares Outstanding      39,811,600      39,811,600       39,811,600       39,811,600
                          =============   =============    =============    =============

_________________________________________________________________________________________

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended JUNE 30, 2004
                                   (Unaudited)

___________________________________________________________________________________________

                            Common
                             Stock                 Additional
                                                    Paid-In
                     Shares         Amount          Capital        Deficit         Total

Balances,
December 31,
2003               39,811,638    $     3,981     $   374,251     $ (308,925)   $    69,307

Net loss                    -              -               -        (61,329)       (61,329)

Balances,
June 30,
2004               39,811,638    $     3,981     $    374,251    $ (370,254)   $     7,978
                   ==========    ===========     ============    ===========   ============

___________________________________________________________________________________________

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

________________________________________________________________________________

                                                  For the six       For the six
                                                  months ended      months ended
                                                 June 30, 2004     June 30, 2003

Cash Flows From Operating Activities:
 Net income (loss)                              $     (61,329)       $   15,191
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation                                         6,288            12,750
   Loss from disposal and impairment
    of furniture, fixtures and equipment               33,606                 -
   Decrease in other assets                            11,559             5,225
   Decrease in accrued and other liabilities          (52,209)          (48,284)
Net Cash Used in Operating Activities                 (62,085)          (15,118)

Cash Flows From Investing Activities-
 Purchases of property and equipment                        -            (7,315)

Cash Flows From Financing Activities-
 Advances from stockholder - net                        3,341                 -

Net Decrease In Cash and Cash Equivalents             (58,744)          (22,433)

Cash and Cash Equivalents at
 Beginning of Period                                   83,762           205,592

Cash and Cash Equivalents at End of Period      $      25,018        $  183,159
                                                ==============       ===========

Supplemental disclosure of cash
 flow information:

 Cash paid for interest                         $           -        $        -
                                                ==============       ===========

 Cash paid for income taxes                     $           -        $        -
                                                ==============       ===========

________________________________________________________________________________

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           Maxim Mortgage Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Maxim Mortgage Corporation ("Maxim") was incorporated on January 5, 1999 under the laws of the state of Delaware. Until the termination of its relationship with NovaStar Home Mortgage, Inc. as discussed below, Maxim and its 99.98% owned subsidiary, NovaStar/MXMO, a Delaware Limited Liability Company (collectively
"we", "us", "our"), were engaged in the brokerage and origination of mortgage loans on behalf of various third party lenders.

During the period from May 2003 to May 2004, pursuant to an agreement with
NovaStar Home Mortgage, Inc., ("NovaStar") we conducted substantially all of our mortgage brokerage activities under the NovaStar brand name. However, on May 10,
2004 NovaStar informed us that our financial agreement would be modified. As a result thereof, we determined that it was no longer feasible for us to continue as a branch of NovaStar and we have therefore terminated our relationship effective May 31, 2004. Since such date, our mortgage brokerage activities have effectively ceased and we are currently focusing our efforts on evaluating opportunities to enhance shareholder value. As a direct result of this, we are also attempting to sell our furniture, fixtures and equipment. Since we believe that the proceeds from any such sales of these assets will be minimal, we have recognized an impairment loss for the remaining net book value of the assets as of June 30, 2004.

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
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

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

Concentration of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. At June 30, 2004 we maintain all of our cash and cash equivalents in deposit accounts with high quality financial institutions, which deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Revenue Recognition

Prior to the termination of our business as discussed above, we recognized broker fee income when mortgage transactions were funded.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). As such, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. No significant temporary differences existed as of June 30, 2004 or 2003.

No provision or benefit for federal or income taxes was made for any of the periods included in the accompanying consolidated financial statements either because (1) earnings would be offset by operating loss carryforwards or (2)
because losses were recognized for both financial and tax reporting purposes. We will continue to assess whether a benefit for income taxes should be recorded as the year progresses but none is deemed necessary as of June 30, 2004.

At June 30, 2004, we had net operating loss carryforwards of approximately
$310,000 for income tax purposes. Assuming they are not lost because of future potential "change in control provisions" of the Internal Revenue Code, the net operating loss carryforwards expire in various periods through June 30, 2024.
The deferred income tax asset arising from these net operating loss carryforwards of approximately $127,000 is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109. The valuation allowance increased by approximately $27,000 during the six months ended June 30, 2004.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2004, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly basic and diluted net losses per share are identical for each of such years. At June 30,
2004, we have approximately 910,000 stock options outstanding.

Liquidity

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As mentioned in Note A, our relationship with NovaStar was terminated effective May 31, 2004. As of such time, we no longer have any operating business and/or revenues, and because most of our expenses were variable (e.g. employee compensation and benefits) our expenses also declined significantly. While this matter will potentially result in us suffering losses from operations as we evaluate opportunities, we believe we will be able to continue as a going concern for a reasonable period of time.

NOTE B - COMMITMENTS

At June 30, 2004, we are obligated under an operating lease agreement for our administrative facility that initially required monthly payments of approximately $5,600 (including sales tax) through December 31, 2005 (as of
April 1, 2004, our monthly rent payment was reduced to approximately $2,500 per month as a result of a reduction in the amount of space we lease). Our president and majority stockholder had unconditionally guaranteed payment of the monthly lease payments through July 12, 2004, at which time such guaranty ceased.
Because of the cessation of our operations, we are currently subleasing this space to an unrelated entity for approximately $2,500 per month. During the three and six months ended June 30, 2004 and 2003 net rent expense approximated
$5,000, $24,000, $33,400, and $16,700, respectively.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2003 and the financial statements as of and for the three and six months ended June 30, 2004 and 2003 included with this Form
10-QSB. Through May 31, 2004, we were engaged in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate.
Subsequent to such date, because of the termination of our relationship with
NovaStar, our mortgage brokerage activities have ceased and we are currently focusing our efforts on evaluating opportunities to enhance shareholder value.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended 6/30/04 vs. 6/30/03

During the three months ended June 30, 2004, we generated approximately $185,700 in mortgage origination fees and incurred total expenses of approximately
$259,000 as compared to total revenues and expenses of approximately $850,500 and $805,400, respectively during the three months ended June 30, 2003. The decrease resulted primarily from the termination of our mortgage banking activities.

Results of operations for the six months ended 6/30/04 and 6/30/03

During the six months ended June 30, 2004, we generated approximately $594,400 in mortgage origination fees and incurred total expenses of approximately
$655,700 as compared to total revenues and expenses of approximately $1,573,000 and $1,558,000, respectively during the six months ended June 30, 2003. The decrease resulted primarily from the termination of the agreement with NovaStar.

Liquidity and Capital Resources

During the six months ended June 30, 2004 and 2003, we used cash of approximately $62,100 and $22,400, respectively for operating and investing activities. The increase in resulted primarily because of declining revenues and the impairment write-off of various equipment. As mentioned above, the agreement with NovaStar was terminated effective May 31, 2004, and as of such time, we no longer have any operating business and/or mortgage brokerage revenues. This reduction in revenues will be substantially offset by a reduction in operating expenses as substantially all of our expenses are variable based on the receipt of revenues. While we will continue to incur certain expenses as we evaluate opportunities, we anticipate that we will have enough cash to meet our projected expenses through June 2005.

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

      Form 8-K filed on May 12, 2004 reporting on Item 5.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE             TITLE                                     DATE
/s/ Joel Arberman     Director, Chief Accounting Officer        August 13, 2004

