Form 10QSB
period 2004-09-30
MAXIM MORTGAGE CORP/
filed 2004-11-12
CIK 1122380

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2004.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 1, 2004.

                             1,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           MAXIM MORTGAGE CORPORATION
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                        Page

Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheets as of September 30, 2004
      and December 31, 2003                                            3

    Consolidated Statements of Operations for the
      three and nine months ended September 30, 2004 and 2003          4

    Consolidated Statement of Stockholders' Equity for the
      nine months ended September 30, 2004                             5

    Consolidated Statements of Cash Flows for the
      nine months ended September 30, 2004 and 2003                    6

    Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations (including
  cautionary statement)                                               10

Item 3.   Controls and Procedures                                     11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             11

Item 2. Changes in Securities                                         11

Item 3. Defaults Upon Senior Securities                               11

Item 4. Submission of Matters to a Vote of Securities Holders         11

Item 5. Other Information                                             12

Item 6. Exhibits and Reports on Form 8-K                              12

Signature                                                             13

                           MAXIM MORTGAGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

________________________________________________________________________________

                                      September 30,
                                           2004
ASSETS                                  (unaudited)          December 31, 2003

CURRENT ASSETS -
Cash and cash equivalents             $       1,782         $      83,762

Furniture, fixtures and equipment
 (net of accumulated depreciation
 of $0 and $35,865, respectively)                 -                 39,894

Other assets                                  1,750                 13,309

TOTAL                                 $       3,532          $     136,965
                                      ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued and other liabilities        $           -          $      52,209
 Stockholder advances                         4,929                 15,449
    Total current liabilities                 4,929                 67,658

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.0001 par value;
   5,000,000 shares authorized; zero
   shares issued and outstanding                  -                      -
  Common stock - $0.0001 par value;
   200,000,000 shares authorized;
   995,291 shares issued and
   outstanding                                  100                    100
  Additional paid-in capital                378,132                378,132
  Deficit                                  (379,629)              (308,925)
    Total stockholders' equity               (1,397)                69,307

TOTAL                                 $       3,532          $     136,965
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

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

__________________________________________________________________________________________

                            For the nine   For the nine     For the three    For the three
                            months ended   months ended     months ended     months ended
                            September 30,  September 30,    September 30,    September 30,
                                2004           2003             2004             2003

REVENUES:
Broker fee income         $    606,215    $  1,992,389     $     11,854     $    419,715
Interest and other income            -             363            4,562               59
    Total revenues             606,215       1,992,752           16,416          419,774

OPERATING EXPENSES:
Employee compensation
 and benefits                  515,881       1,471,856           16,614          265,720
Occupancy and equipment         42,368          98,886            6,253           31,266
Selling and marketing           32,371         296,148                -          137,761
Professional fees               29,986         104,634            2,924           21,254
Office Supplies                  9,172          21,430                -            7,167
Other                           13,535          41,291                -           13,290
Loss from disposal and
 impairment of furniture,
 fixtures and equipment         33,606               -                -                -
  Total expenses               676,919       2,034,245           25,791          476,458

NET LOSS                  $    (70,704)   $    (41,493)    $     (9,375)    $    (56,684)
                          =============   =============    =============    =============

Net Income (Loss) Per
 Share - Basic and
 Diluted                  $      (0.07)   $      (0.04)    $      (0.01)    $      (0.06)
                          =============   =============    =============    =============

Weighted Average Number
 of Shares Outstanding         995,291         995,291          995,291          995,291
                          =============   =============    =============    =============

_________________________________________________________________________________________

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           MAXIM MORTGAGE CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)

___________________________________________________________________________________________

                            Common
                             Stock                 Additional
                                                    Paid-In
                     Shares         Amount          Capital        Deficit         Total

Balances,
December 31,
2003                  995,291    $       100     $   378,132     $ (308,925)   $    69,307

Net loss                    -              -               -        (70,704)       (70,704)

Balances,
June 30,
2004                  995,291    $       100     $    378,132    $ (379,629)   $    (1,397)
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

                           MAXIM MORTGAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

________________________________________________________________________________

                                                  For the nine      For the nine
                                                  months ended      months ended
                                                  September 30,     September 30,
                                                      2004              2003

Cash Flows From Operating Activities:
 Net income (loss)                              $     (70,704)       $  (41,493)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation                                         6,288            15,437
   Loss from disposal and impairment
    of furniture, fixtures and equipment               33,606                 -
   Decrease (Increase) in other assets                 11,559            (3,634)
   Decrease in accrued and other liabilities          (52,209)          (47,399)
Net Cash Used in Operating Activities                 (62,085)          (77,089)

Cash Flows From Investing Activities-
 Purchases of property and equipment                        -            (9,739)

Cash Flows From Financing Activities-
 Repayments to stockholder - net                      (10,520)                -

Net Decrease In Cash and Cash Equivalents             (81,980)          (86,828)

Cash and Cash Equivalents at
 Beginning of Period                                   83,762           205,592

Cash and Cash Equivalents at End of Period      $       1,782        $  118,764
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

During the period from May 2003 to May 2004, pursuant to an agreement with
NovaStar Home Mortgage, Inc., ("NovaStar") we conducted substantially all of our mortgage brokerage activities under the NovaStar brand name. However, on May 10,
2004 NovaStar informed us that our financial agreement would be modified. As a result thereof, we determined that it was no longer feasible for us to continue as a branch of NovaStar and we have therefore terminated our relationship effective May 31, 2004. Since such date, our mortgage brokerage activities effectively ceased and we have been focusing our efforts on evaluating opportunities to enhance shareholder value.

As a direct result of this, on October 11, 2004, we entered into an Agreement and Plan of Reorganization with Thomas Equipment 2004, Inc., a Canadian corporation ("TE2004") and Thomas Ventures, Inc., a Delaware corporation
("Ventures," and together with TE2004, "Thomas"), the common stockholders of
TE2004 and the common stockholders of Ventures (together the "Thomas
Stockholders"). Under the terms of the agreement, we will acquire 100% of the common stock of Thomas in exchange for the issuance of 17,020,000 of our common shares (which amount will represent approximately 85% of our outstanding common shares after the reverse stock split discussed below). In addition, the current officers and directors of Thomas will assume similar positions within our company. The transaction closed on November 9, 2004.

Effective October 19, 2004, in anticipation of the transaction discussed above, we effectuated a 1:40 reverse split of our common stock and changed our name to
Thomas Equipment, Inc. As a result of this stock split, all references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on
December 31, 2003.

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
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 contained in our Form 10-KSB.

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

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). As such, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. At
September 30, 2001, significant temporary differences arise primarily from certain losses from impairment which are not currently deductible for income tax purposes.

No provision for 2003.

At September 30, 2004, we had net operating loss carryforwards of approximately
$319,000 for income tax purposes. Assuming they are not lost because of "change in control provisions" of the Internal Revenue Code, the net operating loss carryforwards expire in various periods through September 30, 2024. The deferred income tax asset arising from these net operating loss carryforwards of approximately $127,000 is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109. The valuation allowance increased by approximately
$14,000 during the nine months ended September 30, 2004.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2004, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly basic and diluted net losses per share are identical for each of such years. At September 30,
2004, we have approximately 22,750 stock options outstanding.

NOTE B - COMMITMENTS

At September 30, 2004, we are obligated under an operating lease agreement for our administrative facility that initially required monthly payments of approximately $5,600 (including sales tax) through April 30, 2006 (as of
April 1, 2004, our monthly rent payment was reduced to approximately $2,500 per month as a result of a reduction in the amount of space we lease).
Because of the cessation of our operations, as of June 1, 2004,we began tp sublease this space to an unrelated entity for approximately $2,500 per month. During the three and nine months ended September 30, 2004 and 2003 net rent expense approximated
$0, $21,800, $16,700, and $50,200, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

In October 2004, we satisfied our stockholder advances through the issuance of approximately 4,700 shares of our common stock, and the transfer of our furniture, fixtures and equipment.

No amounts have been ascribed to services provided by our president during the quarter ended September 30, 2004 as the value of such services was not deemed significant.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2003 and the financial statements as of and for the three and nine months ended September 30, 2004 and 2003 included with this Form
10-QSB. Through May 31, 2004, we were engaged in the brokerage, origination and sale of mortgage loans secured by residential or commercial real estate.
Subsequent to such date, because of the termination of our relationship with
NovaStar, our mortgage brokerage activities have ceased and we are currently focusing our efforts on evaluating opportunities to enhance shareholder value.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended 9/30/04 vs. 9/30/03

During the three months ended September 30, 2004, we generated approximately $12,000 in mortgage origination fees and incurred total expenses of approximately
$21,000 as compared to total revenues and expenses of approximately $419,700 and $476,500, respectively during the three months ended September 30, 2003. The decreases resulted primarily from the termination of our mortgage banking activities.

Results of operations for the nine months ended 9/30/04 and 9/30/03

During the nine months ended September 30, 2004, we generated approximately $606,200 in mortgage origination fees and incurred total expenses of approximately
$676,900 as compared to total revenues and expenses of approximately $1,992,400 and $2,034,200, respectively during the nine months ended September 30, 2003. The decreases resulted primarily from the termination of the agreement with NovaStar.

Liquidity and Capital Resources

During the nine months ended September 30, 2004 and 2003, we used cash of approximately $71,500 and $86,800, respectively for operating and investing activities. As mentioned above, the agreement with NovaStar was terminated effective May 31, 2004, and as of such time, we no longer have any operating business and/or mortgage brokerage revenues. This reduction in revenues will be substantially offset by a reduction in operating expenses as substantially all of our expenses are variable based on the receipt of revenues. While we will continue to incur certain expenses as we evaluate opportunities, we anticipate that we will have enough cash to meet our projected expenses through June 2005.

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

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

      Form 8-K filed on October 12, 2004 reporting on Items 1.01 and 9.01
      Form 8-K filed on October 25, 2004 reporting on Items 5.03, 8.01 and 9.01

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE             TITLE                                     DATE
/s/ Joel Arberman     Director, Chief Accounting Officer        November 8, 2004

