Form 10-Q
period 2004-12-31
Thomas Equipment, Inc.
filed 2005-02-15
CIK 1122380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: 333-44586

                             THOMAS EQUIPMENT, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           58-356680
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                              No.)


                 1818 NORTH FARWELL AVENUE, MILWAUKEE, WI 53202
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (312) 224-8812
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act for 1934 subsequent to the distribution of securities under a plan confirmed under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,000,008 shares of common stock, $.001 par value per share, as of January 31, 2005.

POTENTIAL MODIFICATIONS TO DISCLOSURE - we have askedthe Securities and Exchange Commission for definitive guidance related to our acquisitions of the assets of Thomas Equipment Limited and the fact that substantially all of our assets are in Canada and a substantial portion of our operations are conducted from Canada. Based on limited discussions to date, preliminary indications are that: (1) we may be required to report in U.S. Dollars rather than in Canadian Dollars, and
(2) Thomas Equipment Limited, whom we purchased significant assets from, will be considered a predecessor entity requiring us to present comparative financial statements for their operations. If the requirements are definitive we will use our best efforts to amend this filing. The conversion to U.S. Dollars will not require significant time but obtaining quarterly information from the Thomas Equipment Limited annual financial statements which have been previously filed on Form 8-K for comparative purposes may require a significant amount of time.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                   (Unaudited - Canadian dollars in thousands)

================================================================================

ASSETS

CURRENT ASSETS:
  Cash                                                                   $   892
  Accounts receivable, net of allowance for doubtful accounts of $90      13,031
  Inventories                                                             29,482
  Prepaid expenses                                                           893
  Other assets                                                               328
                                                                         -------
                                                                          44,626

PROPERTY, PLANT AND EQUIPMENT                                             14,906

DEFERRED COSTS
  Finance                                                                  1,209
  Development                                                                 63

OTHER ASSETS                                                                 698
                                                                         -------
                                                                         $61,502
                                                                         =======

                                                                  (continued-)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                   (Unaudited - Canadian dollars in thousands)
                                                                (-continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Credit facility                                                      $ 13,460
  Trade payables                                                          8,658
  Warranty liability                                                        178
  Other payables and accrued liabilities                                  6,567
  Current portion long term debt                                          3,160
  Current portion Capital Lease                                             123
                                                                       --------
                                                                         32,146

LONG TERM DEBT                                                            4,924
CAPITAL LEASE OBLIGATION                                                  6,128

REDEEMABLE PREFERRED STOCK                                               10,000

SHAREHOLDERS' EQUITY
Common stock                                                              2,569
Additional paid in capital                                               15,681
Accumulated deficit                                                      (9,946)
                                                                       --------
                                                                          8,304
                                                                       --------
                                                                       $ 61,502
                                                                       ========

================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 2004
            (Unaudited - Canadian dollars in thousands, except share
                               and per share data)

================================================================================

SALES                                                                  $ 17,845

Cost of sales                                                            15,070
                                                                       --------

GROSS PROFIT                                                              2,775

OPERATING EXPENSES
Selling expenses                                                          1,660
General and administrative expenses                                       1,426
Research and development                                                    299
Provision for doubtful receivables                                           90
Other (income) expense                                                      264
                                                                       --------
                                                                          3,739
                                                                       --------

OPERATING LOSS                                                             (964)

OTHER EXPENSES
Management fee                                                               61
Stock based compensation                                                  7,843
Amortization debt discount - related party                                  414
Amortization debt premium - related party                                    41
Net financial expense - ($425 related party)                                623
                                                                       --------
                                                                          8,982
                                                                       --------

NET LOSS                                                               $ (9,946)
                                                                       ========

Basic, dilutive loss per share
(Weighted average shares outstanding for the quarter were
     20,000,000)                                                       $  (0.50)
                                                                       ========


================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 2004
                   (Unaudited - Canadian dollars in thousands)

================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                             $ (9,946)
Adjustments to reconcile net (loss) to net cash used in operating activities:
    Stock compensation                                                    7,843
    Amortization debt discount                                              414
    Amortization debt premium                                                41
    Depreciation and amortization                                           492
(Increase)/decrease in operating assets
    Accounts receivable                                                 (12,962)
    Inventory                                                            (1,489)
    Prepaid expense                                                         (95)
    Deferred costs                                                          (63)
Increase/(decrease) in operating liabilities Bank advances, net
    Accounts payable                                                      8,773
    Other payables and accrued liabilities                                1,470

Net assets acquired on asset acquisition                                (23,958)
                                                                       --------
NET CASH USED IN OPERATING ACTIVITIES                                   (29,480)
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Plant and equipment acquired on acquisition                (8,630)
  Purchase of Plant and equipment                                          (881)
                                                                       --------
NET CASH USED IN INVESTING ACTIVITES                                     (9,511)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt issuance related to assets acquired                 32,433
  Proceeds from stock subscriptions                                       2,953
  Additional advances under credit facility                               4,317
  Payments on capital facility                                              180
                                                                       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                39,883
                                                                       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        892

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               --
                                                                       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    892
                                                                       ========


                                                                  (continued-)

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 2004
                   (Unaudited - Canadian dollars in thousands)

                                                             (-continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $  282
                                                                          ======

SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITES:
   Stock based compensation                                               $7,842
                                                                          ======
   Debt discounts                                                         $7,453
                                                                          ======
   Debt premiums                                                          $  739
                                                                          ======
   Property and equipment acquired under capital leases                   $6,251
                                                                          ======

================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

The Company manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. The Company also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. The Company has a sole manufacturing facility in Centreville, New Brunswick, Canada and also operates six retail stores in New Brunswick, Prince Edward Island, Maine, Colorado and Illinois.

2. ACQUISITIONS

On October 11, 2004, Thomas Equipment, Inc. ("TEQI," formerly Maxim Mortgage Corporation, a Delaware corporation) entered into an Agreement and Plan of reorganization with Thomas Equipment 2004 Inc.("TE2004"), a Canadian corporation, Thomas Ventures Inc.("TVI"), a Delaware corporation (both "Thomas" companies were formed in 2004 for the purposes of the asset acquisition described below), as previously disclosed in the current report on Form 8-K on October 11, 2004. Under the terms of the agreement, TEQI acquired 100% of the common stock of TE2004 and TVI in exchange for the issuance by TEQI of 16,945,000 common shares. Although TEQI was the legal acquirer, TE2004 is considered the accounting acquirer and as such the acquisition has been accounted for as a recapitalization. Immediately prior to the reorganization TEQI had 1,075,000 (after a 1-40 reverse split) and no net assets or liabilities The officers and directors TE2004 and TVI have assumed similar positions with TEQI. As a result, the accompanying condensed consolidated financial statements represent the results of operations and cash flows of the accounting acquirer (TE2004) from the date of inception, October 1, 2004.

On November 9, 2004, TE2004, acquired the fixed assets and inventory of Thomas Equipment Limited ("TEL" an unrelated Company) effective as of October 1, 2004. The acquisition has been accounted for by the purchase method in accordance with Financial Accounting Standards Statement No. 141 ("SFAS 141") and the results of operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price, calculated in accordance with SFAS 141 was $32.3 million, including $24.2 million of inventory and $8.2 million of fixed assets.

The following is a summary of the net assets acquired at the date of acquisition, at fair value assigned to:

Assets acquired:
   Inventory                                                          $   24,200
   Fixed assets                                                            8,173
                                                                      ----------
   Net assets acquired                                                    32,373
                                                                      ----------

Consideration paid:
   Deposit                                                                 (250)
   Note payable                                                          (2,700)
   Preferred shares                                                     (10,000)
   Acquisition financing                                                (19,423)
                                                                     -----------

   Consideration paid                                                $  (32,373)
                                                                     -----------

The Purchase and Sale agreement included a purchase price adjustment related to the final inventory value based on a physical observation. The value assigned to the final inventory balance was $27,979 which resulted in an increase to the purchase price of the inventory of $3,779 and an increase to trade payables of $3,779.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Thomas Ventures Inc., Thomas Equipment 2004 Inc. and its wholly owned subsidiary Thomas Europe NV from October 1, 2004 which represents the date that Thomas Equipment 2004 Inc. acquired certain assets purchased from Thomas Equipment Limited and commenced operations under the company Thomas Equipment 2004 Inc. All inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

In preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions the Company is required to make. Estimates that are critical to the accompanying consolidated financial statements arise from warranty provisions. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

TRANSLATION OF FOREIGN CURRENCIES

Foreign currency transactions and balances of the Company and its integrated operations are translated using the temporal method. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated into Canadian dollars at the rate of exchange prevailing at the transaction date. The resulting foreign currency exchange gains and losses are included in earnings for the year.

REVENUE RECOGNITION

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104"), revenue is generally recognized and earned when all of the following criteria are satisfied a) persuasive evidence of sales arrangements exist; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured and delivery has occurred.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

Delivery and sales of equipment and services parts are recorded when title and all risks of ownership are transferred to the independent dealer, distributor or retail customer.

In some circumstances goods are shipped to dealers and distributors on a consignment basis under which title and risk of ownership are not transferred to the dealers and distributors. Accordingly, sales revenues are not recorded until a retail customer has purchased the goods. No right of return exists on sales of equipment except for goods sold under buy back arrangements which are not recorded as sales.

The Company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

Financing revenue is recorded over the terms of the related receivables using the interest method and is not recognized until received. Similarly late payment interest of 12% p.a. charged to customers who have overdue accounts is not recognized until received. Until that time the deferred interest revenue is included as a component of accounts payable and accrued liabilities.

BUY BACK ARRANGEMENTS

Although the Company has not engaged in any buy-back arrangements since its inception, it may do so in the future and the following policy has been adopted by management with respect to such transactions.

Sales contracts are entered into with a dealer/distributor that carries inventory for rental activities. These contracts include a guaranteed buy back value of 65% - 70% of the original sales value at the end of the three year period if the dealer/distributor has not sold the equipment to a retail customer. These transactions are not recorded as sales, but are instead accounted for as operating leases with net proceeds on the initial transfer of the equipment to the dealer/distributor recorded as a liability on the balance sheet. The liability is subsequently reduced on a pro rata basis over the three-year period to the amount of the guaranteed buy back value at that date, with corresponding credits to sales in the Consolidated Statement of Operations.

The equipment is included on the balance sheet at costs and amortized on a straight-line basis over their estimated useful lives of 3 years with corresponding debits to cost of sales. The deferred revenue and unamortized carrying value of the equipment are removed from the balance sheet and included in sales and costs of sales respectively in the Consolidated Statement of Operations if the dealer/distributor resells the equipment to a retail customer during the buy back period.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in receivables, based on historical experience. For the current period the Company used the historical loss experience of the predecessor company. Receivables are determined to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

PRODUCT WARRANTIES

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. These costs are estimated based on historical warranty claims. For the current period the Company used the historical warranty experience of the predecessor company. Warranty provisions are included as a component of cost of sales.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

SALES INCENTIVES

Sales incentive costs for allowances and financing programs are accounted for when the dealer sell the equipment to a retail customer. Such sales incentives and allowances given in the form of cash consideration are reflected as a reduction in sales. The cost of providing interest free financing periods to dealers and distributors under floor and rental plan arrangements is reflected as a component of costs of sale with an offsetting reduction to the face amount of the related financing receivables. The discount is amortized to income over the related interest free financing periods and is reflected as notional interest income within net financial expense.

SHIPPING AND HANDLING COSTS

Shipping and handling costs related to finished goods are reported as a component of cost of sales in the Consolidated Statement of Operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and balances with banks, net of bank overdrafts, and highly liquid temporary money market instruments with original maturities of three months or less. Bank borrowings are considered to be financing activities.

PROPERTY AND EQUIPMENT

Property, plant and equipment are carried at cost less accumulated depreciation and impairment allowances. Depreciation is provided from the date assets are put into service at rate to depreciate the carrying cost of the property, plant and equipment over their estimated useful lives on a straight-line method as follows:


        Capital leases                                  10 years, straight-line
        Production, machinery and equipment             10 years, straight-line
        Office furniture and equipment                  8 years straight-line
        Computer equipment                              3 years, straight-line
        Automotive equipment                            3 years, straight-line

The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant such a review. If the carrying values of the assets are considered to be impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset.

LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company has reviewed long lived assets during the quarter ended December 31, 2004 and determined that no impairment was necessary.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

REDEEMABLE PREFERRED SHARES

Preferred shares that are redeemable at the option of the holder have been classified as a liability in the balance sheet and dividends paid on these shares have been classified as a financial expense in the Statement of Operations.

DEFERRED FINANCE CHARGES

Deferred finance charges are amortized over the term of the credit facility.

ADVERTISING COSTS

Advertising costs are expensed as incurred and reported as a component of selling expenses and amounted to $162 for the period ended December 31, 2004.

RESEARCH AND DEVELOPMENT COSTS

Research expenses are expensed as incurred and include salaries, contractor fees, building costs, utilities and administrative expenses. Development costs associated with the design, construction and testing of pre-production prototypes and models prior to the commencement of commercial production are deferred and charged to income on a systematic and rational basis, by reference to the sale of the related product if they meet certain stringent criteria generally related to technical feasibility, market definition and financing, otherwise they are expensed as incurred. As of December 31, 2004, development costs of approximately $63 have been deferred for the period.

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company has recorded a full valuation allowance against the benefits that would result from losses incurred to date, based on a history of losses from the predecessor owner of the assets purchased, as it is unable to determine if the losses will be utilized.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (consisting of common stock options and warrants) are not considered in the computations.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

STOCK - BASED COMPENSATION

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based employee compensation arrangements.

NEW PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The Company does not believe that the adoption of FAS 123 (R) will have a material impact on the financial statements as there are only 10,000 options, issued to employees to purchase 10,000 shares of common stock outstanding at December 31, 2004.


4. INVENTORIES

                                                              December 31
                                                                     2004

Raw materials and spare parts                                $     11,097
Work in process                                                     2,004
Finished goods                                                     16,025
Packaging and supplies                                                356
                                                             ------------

                                                             $     29,482
                                                             ============

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

5. PROPERTY AND EQUIPMENT

                                                              December 31
                                                                 2004
                                                Accumulated       Net
                                       Cost     Depreciation  Book Value

Capital leases                       $ 6,610      $   165      $ 6,445
Production machinery
   and equipment                       7,283          188        7,095
Office furniture and equipment            71            2           69
Computer equipment                       347           28          319
Automotive equipment                     395           33          362
Construction in process                  616           --          616
                                     -------      -------      -------
                                     $15,322      $   416      $14,906
                                     =======      =======      =======

The Company evaluates the carrying value of property, plant and equipment when events and circumstances warrant such a review. If the carrying value of the assets are considered to be impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. No impairment has been recorded as of December 31, 2004.

6. CONVERTIBLE LONG TERM DEBT - RELATED PARTY

Note payable with Thomas Equipment Limited (an unrelated party)
   bearing interest of 4%, with annual principal repayments plus
   interest, maturing on October 31, 2006                                $2,700
                                                                         ------

Term loan, with Laurus Master Funds Ltd. ("Laurus"), bearing interest at prime plus 3% (8.2% at December 31, 2004) with
   monthly principal repayments of $216 per month plus interest.          7,140
      Debt premium                                                          242
      Unamortized debt discount and premium (note 11)                    (1,999)
                                                                         ------
                                                                          5,383
                                                                         ------

Total                                                                     8,083
Less current portion                                                     (3,160)
                                                                         ------
                                                                         $4,923
                                                                         ------

Principal repayments start in March 2005 and are as follows:

                2005                 $3,160
                2006                 $3,534
                2007                 $1,996

The principal repayments and interest repayments for the term loan can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 103%. The common stock conversion has a fixed conversion price of U.S. two dollars and twenty five cents per common share.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

7. CONVERTIBLE CREDIT FACILITY - RELATED PARTY

Effective November 9, 2004, the company entered into a three-year revolving credit facility agreement with Laurus Master Funds Ltd. ("Laurus") The purpose of the Credit Facility was to provide TE2004 with funds to purchase the inventory and fixed assets of Thomas equipment Limited and other general corporate purposes. The credit facility is secured by substantially all of the assets of Thomas Equipment Inc. and subsidiaries.

The revolving loan bears interest at the greater of 7.5% or The Wall Street Journal published prime rate plus 3%. The Company is also required to pay fees of 0.30% per annum on the average monthly unused amount of the revolving facility and 1% per month fee on the balance in excess of the borrowing limit.

The credit facility provides for borrowings utilizing a formula based on eligible receivables, inventory, fixed asset base and less any reserves. At December 31, 2004, the amount of available borrowings pursuant to the formula was as follows:

   Available borrowings supported by asset base                         $19,219
                                                                        -------
   Less:
       Amount borrowed under Revolving Credit Facility                   18,003
                                                                         ------
   Excess availability                                                  $ 1,216
                                                                        -------

The lender may require the company to convert all or a portion of the term note, together with interest and fees thereon at any time. The lender has contractually agreed not to convert any portion of the credit faciltiy if exercising the conversion option results in the lender holding in excess of 9.99% of the outstanding shares of common stock of the Company.

Amount borrowed under the revolving credit facility                     $18,003
      Debt premium                                                          496
      Unamortized debt discount and premium (note 11)                    (5,040)
                                                                        -------
                                                                        $13,459

Any principal repayments and interest repayments on the $9,520 portion for the credit facility can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 105%. The common stock conversion has a fixed conversion price of U.S. one dollar and fifty cents per common share.

8. CAPITAL LEASE OBLIGATION

Under the terms of the Purchase Agreement between Thomas Equipment Limited and Thomas Equipment Inc. the company has entered into two year capital lease agreements with Thomas Equipment Limited. Pursuant to the lease, the company has the right at any time prior to the expiration of the lease terms to purchase the leased properties for $6,026. In addition, Thomas Equipment Limited has a right to force the company to purchase the leased properties at the expiration of the lease for $6,026. The annual lease of premises consists of a minimum rent ($600 per annum) plus realty taxes, maintenance, heat and certain other expenses. The company has recorded this lease as a capital lease with future minimum repayments as follows:

      2005                                   $600
      2006                                 $6,476

9. REDEEMABLE PREFERRED SHARES

The Company has 5,000,000 shares of preferred stock authorized, $0.0001 par value, 1,000 shares issued and outstanding.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

In connection with the financing of the asset acquisition from TEL (note 2), the Company sold, to the parent of TEL, 1,000 shares of redeemable preferred stock for $10,000 redeemable for $10,000 plus accrued but unpaid dividends at the option of the Company at any time or by the holder on or after the eighteenth month anniversary of the issuance of the shares. The preferred shares carry a cumulative dividend of 8% per annum increasing to 12% after eighteen months from the date of acquisition. The shares were issued on October 26, 2004. The holder of these shares has the right to be an observer at the Company's board meetings.

10. COMMON STOCK

At December 31, 2004, the Company's has 200,000,000 authorized shares of common stock, par value $0.01, 20,000,000 shares issued and outstanding. Effective on October 11, 2004, immediately prior to the reorganization, the Company completed a 1 for 40 reverse stock split. As a result of the reverse stock split, 39,811,000 shares held by Maxim shareholders were exchanged for 995,275 shares.

The Company issued 16,945,000 shares to its founders for $3,438 or an average of $0.20 per share. Management has estimated, using the price that the highest paying founding shareholder paid and an analysis of the market price of the stock immediately after the reorganization, that the fair value of the shares was $0.59. The difference resulted in an immediate expense of $6,684.

During the quarter and in connection with the issuance of debt and the credit facility, the Company sold 1,980,000 shares to Laurus for $24. Based on a fair value of $0.59, the Company recorded $1,159 of "stock based compensation" expense for this issuance.

Maxim's shareholders retained 1,075,003 shares of common stock in the reorganization which has been recorded at the value of the net assets (liabilities) assumed which amounted to $0.

11. STOCK OPTIONS AND WARRANTS

During the quarter and in connection with the issuance of debt and the credit facility, the Company issued 2,200,000 stock options to Laurus with an exercise price of U.S. two dollars and twenty five cents. The stock options have a remaining contractual life of 6.8 years. The Company valued the options at $2,602 using the Black-Scholes option pricing model. This amount has been recorded as a debt discount and allocated to the related debts for amortization over the estimated life of 3 years for those debts.

During the quarter and in connection with the issuance of debt and the credit facility, the Company issued 4,020,000 warrants to Laurus which are convertible to common shares with an exercise price of one cent per share. The warrants options have a remaining contractual life of 6.8 years. The Company valued the options at $4,851 using the Black-Scholes option pricing model. This amount has been recorded as a debt discount and allocated to the related debts for amortization over the estimated life of 3 years for those debts.

12. SEGMENT INFORMATION

The Company's principal operations relate to the manufacturing, sale and distribution through a worldwide network of dealers, distributors and retailers of skid steer and mini skid steer loaders, attachments, parts, mobile screening plants and mini excavators for the industrial and construction industry and potato harvesting and handling equipment for the agriculture industry.

Because of the integrated nature of the Company's sole manufacturing operation and common administrative and marketing support functions, the business is treated by management as a single operating segment for the purpose of making operations decisions and assessing performance.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

Revenues by destination and product group for the period ended December 31, 2004, were as follows:


      Canada                                              $      2,327
      USA                                                        8,038
      Europe                                                     5,228
      Rest of the World                                          2,252
                                                          ------------

Total sales to external customers                         $     17,845

Industrial and construction                               $     17,244
Agriculture                                                        601
                                                          ------------

Total sales to external customers                         $     17,845

Capital assets by geographical area for the period
December 31, 2004, were as follows:

Canada                                                    $     14,939
USA                                                                131
                                                          ------------

Total                                                     $     15,070


13. OTHER RELATED PARTY TRANSACTIONS

During the period ended December 31, 2004 the Company recorded sales to Samsung Industry, Co. Ltd., a company controlled by one the Company officers, of approximately $630. At December 31, 2004, the receivable from this related party was approximately $530.

During the period ended December 31, 2004, the Company purchased product from Rousseau Controls, a company controlled by one of the Company officers, of approximately $1,020. At December 31, 2004, the payable to this related party was approximately $395.

The related party transactions were in the normal course of business measured at the exchange amounts as summarized above.

14. OTHER CONTINGENCIES AND COMMITMENTS

CONTINGENCIES

LITIGATION

The Company is potentially subject to various claims and litigation arising out of the ordinary course and conduct of its business including product liability, intellectual property, labour and employment, environmental and tax matters. Management does not consider the Company's exposure to such claims and litigation to be material to the consolidated financial statements.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

WARRANTIES

The Company's products are sold with a one year comprehensive bumper to bumper warranty except for loader sales in North America and Australia, which have a three year bumper to bumper warranty, followed by a power train warranty in years four and five. The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of claims costs and current quality developments.

COMMITMENTS

The company has entered into operating lease agreements for lease certain premises and office equipment. The annual rent of premises consists of a minimum rent plus realty taxes, maintenance, heat and certain other expenses. Minimum rent payable for premises and office equipment in aggregate and for each of the next five years is as follows:

           2005                                  $ 161
           2006                                     88
           2007                                     24
           2008                                     18
           2009                                     18

GUARANTEES

The Company has entered into sales contracts with a dealer / distributor which include a guaranteed buy back value at the end of a three year period if that dealer / distributor has not sold the equipment to a retail customer. There is no potential liability at the balance sheet date as no sales have been made to the dealer / distributor.

15. FINANCING EXPENSE

Capital leases                                                              $123
Credit facility - related party                                              282
Amortization of deferred financing costs                                      71
Note Payable - related party                                                  27
Dividends on preferred shares - related party                                116
Other                                                                          4
                                                                            ----

Total                                                                       $623
                                                                            ----

16. FAIR VALUE

FAIR VALUE

The Company's financial instruments include cash and short term deposits, bank advances, trade accounts and financing receivables and accounts payable. Due to the short-term maturity of cash and short -term deposits, bank advances, trade accounts receivable, accounts payable and accrued liabilities, the carrying values of these instruments are reasonable estimates of their fair values.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

CREDIT RISK

The Company's financial assets that are exposed to credit risk consist primarily of cash, trade accounts and financing receivables. The Company does not believe it is subject to any significant concentration of credit risk.

The Company is exposed to normal credit risk from customers. Trade accounts and financing receivables have significant concentrations of credit risk in the industrial and construction industry and on a geographically basis in the USA as disclosed in note 10.

INTEREST RATE RISK

The Company is exposed to interest rate risk as future changes in the prevailing level of interest rates affects the cash flows associated with the financing receivables and debt obligations. The Company has not entered into any financial instrument contracts to hedge the interest rate exposure associated with these items.

FOREIGN CURRENCY RISK

The Company's foreign currency translation policy is described in Note 3. The company does not enter into foreign currency futures and forwards contracts to manage its exposure to foreign currency fluctuations. As at December 31, 2004 receivables include $ 5,600 US, payables include $ 1,500 US, credit facilities include $27,128 US and cash includes $450 US.

The major foreign currencies exposures hedged related to United States dollars and Euros.

17. SUBSEQUENT EVENTS

On January 26, 2004, the Company received an increase to the credit facility with Laurus Master Fund of $4,000 which increased the credit facility from $16,000 US to $20,000 US. Laurus Master Fund charged a management fee of $156 and received 400 warrants for the right to purchase 400,000 common shares with an exercise price of U.S. two dollars and twenty five cents.

On December 22, 2004, Thomas Equipment, Inc. (the "Company"), entered into an Agreement and Plan of Amalgamation (the "Agreement"), with 4274458 Canada, Inc., a Canadian corporation wholly-owned by the Company, and Pneutech, Inc., a Canadian corporation ("Pneutech"). Under the terms of the Agreement, the Company will acquire 100% of the common stock Pneutech, in exchange for the issuance by us of a total of 1,082,639 shares of our common stock. An additional 167,361 shares will be used at the time of closing to eliminate specified Pneutech debt. Concurrently with the closing of the acquisition, we will:

      o enter into an agreement with RoyNat Capital, Inc., a principal lender of Pneutech, pursuant to which Pneutech obligations will be restructured and become direct obligations of Thomas Equipment;

      o issue Roynat Capital, Inc. 1,000,000 warrants with a exercise price of U.S. $3 and a payment of $1.25 million for the cancellation of their equity rights and $0.3 million settlement of accrued dividends;

      o redeem 929 preference shares and 530,000 special shares owned by 3156176 Canada, Inc. for an aggregate of $630; and

      o in conjunction with this transaction, Laurus Master Fund will provide additional borrowings of $2.2 million.

================================================================================
THOMAS EQUIPMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited - Canadian Dollars in thousands except share data and per share amounts)
================================================================================

Clifford Rhee, the President and a member of the Board of Directors of Thomas is the beneficial owner of 3156176 Canada, Inc., which is the owner of approximately 47% of the common shares, 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee is also the President and a member of the Board of Directors of Pneutech. Upon the completion of the acquisition, Mr. Rhee will continue to serve as President of both Thomas and Pneutech. The members of Thomas' Board will become the members of the Pneutech Board.

Pneutech is a manufacturer of hydraulic systems and is a strategic supplier to Thomas, as well as 15,000 other active customers. Pneutech maintains eleven manufacturing/distribution facilities in Canada and one manufacturing plant in South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs, as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

THE INFORMATION CONTAINED IN THIS FORM 10-Q IS NOT A COMPLETE DESCRIPTION OF OUR BUSINESS OR THE RISKS ASSOCIATED WITH AN INVESTMENT IN US. READERS ARE REFERRED TO DOCUMENTS FILED BY THOMAS WITH THE SECURITIES AND EXCHANGE COMMISSION, SPECIFICALLY OUR MOST RECENT FORM 8-K AND OTHER FILINGS, WHICH IDENTIFY IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.

UNLESS OTHERWISE MARKED, ALL AMOUNTS ARE IN CANADIAN DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

GENERAL

Thomas Equipment Inc manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators. In addition to its industrial and construction products, Thomas manufactures a complete line of potato harvesting and handling equipment. We generate approximately 80% of our sales through wholesale distribution worldwide. Thomas Equipment operates six retail stores, three in the New Brunswick, Canada region, one in Presque Isle, Maine, one in Aurora, Colorado and one store in Chicago, Illinois. Our sole manufacturing facility is located in New Brunswick, Canada.

On October 11, 2004, Thomas Equipment, Inc., formerly Maxim Mortgage Corporation, a Delaware corporation (the "Company,") entered into an Agreement and Plan of Reorganization with Thomas Equipment 2004 Inc., a Canadian corporation("TE2004") , Thomas Ventures Inc., a Delaware corporation ("TVI") (both "Thomas" companies were formed in 2004 for the purposes of the asset acquisition described below), as previously disclosed in the current report on Form 8-K on October 11, 2004. Under the terms of the agreement, the Company acquired 100% of the common stock of TE2004 and TVI in exchange for the issuance by the Company of 16,945,000 common shares. Although the Company was the legal acquirer, TE2004 has been identified as the accounting acquirer and as such the acquisition has been accounted for as a recapitalization. Immediately prior to the reorganization the Company had 1,075,000 (after a 1-40 reverse split) and no net assets or liabilities. The officers and directors TE2004 and TVI have assumed similar positions with the Company. As a result, our consolidated financial statements represent the results of operations and cash flows of the accounting acquirer from the date of its inception, October 1, 2004.

On November 9, 2004, TE2004, acquired the fixed assets and inventory of Thomas Equipment Limited, an unrelated company ("TEL") effective as of October 1, 2004. The acquisition has been accounted for by the purchase method in accordance with Financial Accounting Standards Statement No. 141 ("SFAS 141") and the results of operations are included in our consolidated financial statements from the date of acquisition. The aggregate purchase price, calculated in accordance with SFAS 141 was $32.3 million, including $24.2 million of inventory and $8.2 million of fixed assets.

The following is a summary of the net assets acquired at the date of acquisition, at fair value assigned to:

Assets acquired:
   Inventory                                                           $ 24,200
   Fixed assets                                                           8,173
                                                                       --------
   Net assets acquired                                                   32,373
                                                                       --------

Consideration paid:
   Deposit                                                                 (250)
   Note payable                                                          (2,700)
   Preferred shares                                                     (10,000)
   Acquisition financing                                                (19,423)
                                                                       --------

   Consideration paid                                                  $(32,373)
                                                                       --------

The Purchase and Sale agreement included a purchase price adjustment related to the final inventory value based on a physical observation. The value assigned to the final inventory balance was $27,979 which resulted in an increase to the purchase price of the inventory of $3,779 and an increase to trade payables of $3,779.

RECENT DEVELOPMENTS

On December 22, 2004, the Company entered into an Agreement and Plan of Amalgamation (the "Agreement"), with 4274458 Canada, Inc., a Canadian corporation wholly-owned by the Company, and Pneutech, Inc., a Canadian corporation ("Pneutech"). Under the terms of the Agreement, the Company will acquire 100% of the common stock Pneutech, in exchange for the issuance by us of a total of1,082,639 shares of our common stock. An additional 167,361 shares will be used at the time of closing to eliminate specified Pneutech debt. Concurrently with the closing of the acquisition, we will:

      o enter into an agreement with RoyNat Capital, Inc., a principal lender of Pneutech, pursuant to which Pneutech obligations will be restructured and become direct obligations of Thomas Equipment;

      o issue Roynat Capital, Inc. 1,000,000 warrants with a exercise price of U.S. $3.00 and a payment of $1.25 million for the cancellation of their equity rights and $0.3 million settlement of accrued dividends;

      o redeem 929 preference shares and 530,000 special shares owned by 3156176 Canada, Inc. for an aggregate of $630; and

      o in conjunction with this transaction, Laurus Master Fund will provide additional borrowings of $2.2 million.


Clifford Rhee, the President and a member of the Board of Directors of Thomas is the beneficial owner of 3156176 Canada, Inc., which is the owner of approximately 47% of the common shares, 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee is also the President and a member of the Board of Directors of Pneutech. Upon the completion of the acquisition, Mr. Rhee will continue to serve as President of both Thomas and Pneutech. The members of Thomas' Board will become the members of the Pneutech Board.

Pneutech is a manufacturer of hydraulic systems and is a strategic supplier to Thomas, as well as 15,000 other active customers. Pneutech maintains eight manufacturing/distribution facilities in Canada and one manufacturing plant in South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBERR 31, 2004

REVENUES, COST OF GOODS SOLD AND GROSS PROFIT

Our principal operations relate to the manufacturing, sale and distribution through a worldwide network of dealers, distributors and retailers of skid steer and mini skid steer loaders, attachments, parts, mobile screening plants and mini excavators for the industrial and construction industry and potato harvesting and handling equipment for the agriculture industry.

Because of the integrated nature of our sole manufacturing operation and common administrative and marketing support functions, the business is treated by management as a single operating segment for the purpose of making operations decisions and assessing performance.

Revenues, cost of goods sold and gross margin by destination and product group for the period ended December 31, 2004, were as follows:


                          Percent of   Cost of    Percentage of    Gross   Percentage of
               Sales         Sales    Goods Sold       Sales       Profit       Sales

Canada         $2,327        13.0%       $1,611         9.0%        $716        4.0%
USA             8,038        45.1%        7,083        39.7%         955        5.4%
Europe          5,228        29.3%        4,315        24.2%         913        5.1%
Rest of
the World       2,252        12.6%        2,061        11.6%         191        1.0%


Total         $17,845       100.0%      $15,070        84.5%      $2,775       15.5%
              -------       ------       ------        -----       -----       -----

Industrial and   `           `           `             `          `            `
construction  $17,244        96.6%      $14,639        82.0%      $2,605       14.6%
Agriculture       601         3.4%          431         2.5%         170        0.9%
              -------       ------       ------        -----       -----       -----

Total sales
 to external
 customers    $17,845       100.0%      $15,070        84.5%      $2,775       15.5%
               ------       ------       ------        -----       -----       -----


Costs of goods sold consists of freight, warranty provisions and manufacturing variances which were approximately $815 or 4.5% of sales and product costs of $14,245 or 79.8% of sales.

The major components of cost of goods sold consist of labor and overhead (28%), engines (25%), Steel (10%) and Parts (37%).

Gross Profit for the quarter ended December 31, was $2,774 or 15.5% of sales.

OPERATING EXPENSES

Total Operating Expenses, for the period ended December 31, 2004, by category were as follows:

A) Selling expenses:                        $ 1,660         9.3% of sales
B) General and Administrative Expenses:       1,426         8.0%
C) Research and Development                     299         1.7%
D) Provision for Doubtful Receivables:           90         0.5%
E) Other (Income) Loss:                         264         1.5%
F) Stock base compensation                    7,843        44.0%
G) Financing costs                            1,078         6.0%
H) Management fee                                61         0.3%
                                            -------        ----

                                            $12,721        71.3%
                                            -------        ----

Selling expenses include the following: salaries and wages, commissions, travel, direct expenses, depreciation and office overhead.

General and administrative include the following: salaries and wages, travel, direct expenses, depreciation and office overhead.

FINANCING COSTS

Financing cost per the financial statements was $1.078 which consisted of deferred financing costs, warrant, stock option and premium amortization of approximately $525 (an effective interest rate of 8%); dividends on preferred shares of approximately $116 (an effective interest rate of 8%) and interest charges on issued debt of $436 (an effective interest rate of 7%).

As part of the credit facility with Laurus Master Fund "Laurus", the company provided Laurus with 2,200,000 warrants and 4,020,000 stock options. The warrants have exercise prices of U.S. $2.25 per warrant and the stock options have an exercise price of U.S. $.01 per stock option. The Company valued the warrants and options at $7,453 using the Black-Scholes option pricing model. This amount has been recorded as a debt discount and allocated to the related debts for amortization over the estimated life of 3 years for those debts. The total amortization for the current quarter ended December 31, 2004 was $414.

Any principal repayments and interest repayments on the $9,520 portion for the credit facility can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 105%. The common stock conversion has a fixed conversion price of U.S. one dollar and fifty cents per common share. The principal repayments and interest repayments for the $7,140 term loan can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 103%. The common stock conversion has a fixed conversion price of U.S. two dollars and twenty five cents per common share. The company has record a debt premium related to the cash penalties in the amount of $739. This premium will be amortized into income over the next three years. The total amortization recorded for the current quarter ended December 31, 2004 was $41.

STOCK BASED COMPENSATION

We issued 16,945,000 shares to our founders for $3,438 or an average of $0.20 per share and sold 1,980,000 shares to Laurus for $24. Management has estimated, using the price that the highest paying founding shareholder paid and an analysis of the market price of the stock immediately after the reorganization, that the fair value of the shares was $0.59. We have recorded $7,843 as an immediate expense for the difference in the values.

NET LOSS

As a result of the forgoing, net loss was $(9,946).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the three months ended December 31, 2004 totaled $29.4 million. The net loss of $9.9 million was adjusted for non-cash items such as depreciation, amortization, allowance for bad debts, stock base compensation, debt discount amortization and debt premium amortization resulting in adjusted net loss of $1.2 million. Cash from operating activities decreased by $13.0 million due to an increase in accounts receivable, decreased by $1.5 million due to an increase in inventory and decreased by $24.0 million due to net working capital assets acquired on the asset purchase from Thomas Equipment Limited. Partially offsetting the decrease was an increase of $8.8 million due to accounts payable and an increased in other payables and accrued liabilities of $1.5 million.

Cash used in investing was $9.5 million of which $8.6 million was related to the assets purchased from Thomas Equipment Limited.

Net cash provided by financing activities was $39.9 million for the three months ended December 31, 2004 and was the result of proceeds from stock transactions of $3.0 million, financing received to fund the asset purchase from Thomas Equipment Limited of $32.4M and advances on the credit facility (revolver) of $4.3 million.

We had $.9 million of cash and cash equivalents at December 31, 2004,

On January 26, 2004, the Company received an increase to the credit facility with Laurus Master Fund of $4,000 US which increased the credit facility from $16,000 US to $20,000 US. Laurus Master Fund charged a management fee of $156 and received 400 warrants for the right to purchase 400,000 common shares with an exercise price of U.S. two dollars and twenty five cents.

We believe that our current cash position combined with additional borrowing under our credit facilities will be sufficient to meet our working capital needs for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

INFLATION

Our management believes that inflation has not had a material effect on our results of operations.

SALES AND REVENUES OUTLOOK

In addition to sales from Thomas Equipment 2004 Inc, our completion of the Pneutech Inc. merger coupled with the recently completed and announced OEM agreements with Kubota and Hyundai Heavy Industries will drive our revenue and results in the third quarter of 2005 and beyond.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

      o     Revenue Recognition

      o     Allowance for Doubtful Accounts

      o     Warranty Obligations

REVENUE RECOGNITION

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104"), revenue is generally recognized and earned when all of the following criteria are satisfied a) persuasive evidence of sales arrangements exist; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured and delivery has occurred. It is the fourth criteria that requires us to make significant estimates. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied. In some cases where collectibility is an issue, we defer revenue recognition until the cash is actually received.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in receivables, based on historical experience. For the current period we used the historical loss experience of the predecessor company. Receivables are determined to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

PRODUCT WARRANTIES

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. These costs are estimated based on historical warranty claims. For the current period we used the historical warranty experience of the predecessor company. Warranty provisions are included as a component of cost of sales.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. We do not believe that the adoption of FAS 123 (R) will have a material impact on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at December 31, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations.

Currency Fluctuations

The Company has costs and revenues in many currencies and is therefore exposed to risks arising from currency fluctuations. Many currency positions are fairly closely balanced, which, along with the diversity of currency positions, helps diminish exchange rate risks.

Dealer Practices

The Company sells primarily through an independent dealer network. Dealers carry inventories of both new and rental equipment and adjust those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively. The current outlook assumes dealers will reduce inventories slightly in 2004; more drastic reductions would adversely affect sales.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at December 31, 2004.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Through the acquisition of the assets of Thomas Equipment Ltd., we have only started our business during the quarter ended December 31, 2004. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. Over the next six months we will evaluate our needs as they relate to accounting and disclosure controls and procedures and plan to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In January 2005, TE2004 and Clifford Rhee were served in a legal action by Neil D"Souza, the former President and CEO of Thomas Equipment Limited. Mr. D'Souza claims he was employed by TE2004 in connection with the acquisition of the assets of Thomas Equipment Limited, which employment was subsequently terminated in violation of Mr. D'Souza's rights. Mr. D'Souza claims damages of approximately $492,000, plus additional unspecified amounts. The Company denies Mr. D'Souza's allegations in as much as he was terminated for cause. In particular for causing the Company to enter into contracts without authorization and to the financial detriment of the Company in an amount in excess of $315,405. The Company intends to vigorously defend this action and seek damages from Mr. D'Souza.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 9, 2004, the Company entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following (all amounts in US dollars):

      o A secured convertible minimum borrowing note with a principal amount of $8,000,000
      o A secured revolving note with a principal amount not to exceed $16,000,000 which was subsequently amended to $20,000,000;
      o A secured convertible term note with a principal amount of $6,000,000;
      o A common stock purchase warrant to purchase 2,200,000 shares of common stock of the Company, at a purchase price of $2.25 per share, exercisable for a period of seven years;
      o An option to purchase 4,020,000 shares of common stock of the Company, at a purchase price equal to the par value of such shares, exercisable for a period of seven years; and
      o 1,980,000 shares of our common stock for a total purchase price of $19,800.

The Company is permitted to borrow an amount based upon its eligible accounts receivable, inventory, and fixed assets, as defined in the agreements with Laurus. The Company must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. The Company's obligations under the notes are secured by all of the assets of the Company, including but not limited to inventory, accounts receivable and a pledge of the stock of TE2004 and Ventures. The notes mature on November 9, 2007. Annual interest on the Notes is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 3.0%, provided, that, such annual rate of interest may not be less than 7.5%, subject to certain downward adjustments resulting from certain increases in the market price of the Company's common stock. Interest on the Notes is payable monthly in arrears on the first day of each month, commencing on December 1, 2004.

The principal amount of the secured convertible term note is repayable at the rate of $181,818 per month together with accrued but unpaid interest, commencing on March 1, 2004. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium; or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, the Company may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The term note may be redeemed by the Company in cash by paying the holder 103% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on November 9, 2007. The secured convertible minimum borrowing note may be redeemed by the Company in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution.

115% of the full principal amount of the convertible notes are due upon default under the terms of convertible notes. Laurus has contractually agreed to restrict its ability to convert the convertible notes such that the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder will not exceed 9.99% of the outstanding shares of common stock of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There was no matter submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS.


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
4.1 Security and Purchase Agreement, dated as of November 9, 2004, by and among Laurus Master Fund, Ltd., Thomas Equipment, Inc. and Thomas Ventures, Inc.*
4.2 Security Agreement, dated as of November 9, 2004, between Laurus Master Fund, Ltd. and Thomas Equipment 2004, Inc.*
4.3 General Security Agreement, dated as of November 9, 2004, by Thomas Equipment 2004, Inc., in favor of Laurus Master Fund, Ltd.*
4.4 Guarantee, dated as of November 9, 2004, by Thomas Equipment 2004, Inc., in favor of Laurus Master Fund, Ltd.*
4.5 Intellectual Property Security Agreement, dated as of November 9, 2004, by and among Laurus Master Fund, Ltd., Thomas Equipment, Inc. and Thomas Ventures, Inc.*
4.6 Secured Revolving Note issued to Laurus Master Fund, Ltd., dated November 9, 2004.*
4.7 Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., dated November 9, 2004.*
4.8 Secured Convertible Term Note issued to Laurus Master Fund, Ltd., dated November 9, 2004.*
4.9 Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated November 9, 2004.*
4.10  Option issued to Laurus Master Fund, Ltd., dated November 9, 2004.*
4.11 Registration Rights Agreement, dated as of November 9, 2004, by and between Laurus Master Fund, Ltd. and Thomas Equipment, Inc.*
4.12 Stock Pledge Agreement, dated as of November 9, 2004, by and between Laurus Master Fund, Ltd. and Thomas Equipment, Inc.*
4.13 Stock Pledge Agreement, dated as of November 9, 2004, by and between Laurus Master Fund, Ltd. and Thomas Equipment 2004, Inc.*
4.14 Shareholders' Agreement, dated as of October 1, 2004, by and among Thomas Equipment, Inc., Thomas Equipment 2004, Inc. and McCain Food Limited*
10.1 Plan and Agreement of Reorganization, by and among Thomas Equipment, Inc., Thomas Ventures, Inc. and its shareholders, and Thomas Equipment 2004, Inc. and its shareholders, dated as of October 11, 2004 (previously filed as exhibit to Form 8-K, filed on October 12, 2004 and incorporated herein by reference).*
10.2 Agreement of Purchase and Sale of Assets, dated as of October 1, 2004, by and among Thomas Equipment 2004, Inc. and Thomas Equipment Ltd.*
10.3 Lease between Thomas Equipment Ltd., Thomas Equipment, Inc. and Thomas Equipment 2004, for Presque Isle, Maine property, dated as of October 1, 2004*
10.4 Lease between Thomas Equipment Ltd., Thomas Equipment, Inc. and Thomas Equipment 2004, for New Brunswick properties, dated as of October 1, 2004*
10.5 Employment Agreement between Thomas Equipment, Inc., Thomas Equipment 2004, Inc. and Clifford Rhee, effective as of October 1, 2004.*
16.1  Letter from Kingery & Crouse, P.A., dated December 9, 2004.*
31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1  Press Release of Thomas Equipment, Inc., dated November 9, 2004.*


All such exhibits were filed with Form 8-K filed on November 15, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THOMAS EQUIPMENT, INC.


Dated:   February 14, 2005             By:      /s/ CLIFFORD M. RHEE
                                          -----------------------------------
                                          Clifford M. Rhee,
                                          President Chief Executive Officer



Dated:   February 14, 2005             By:      /s/ LUIGI LOBASSO
                                          -----------------------------------
                                          Luigi Lo Basso,
                                          Chief Financial Officer and Principal
                                          Accounting Officer