Form 10QSB/A
period 2004-12-31
Thomas Equipment, Inc.
filed 2005-04-04
CIK 1122380

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: 333-44586
                        ---------

                             THOMAS EQUIPMENT, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       58-356680
          --------                                       ---------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 1818 NORTH FARWELL AVENUE, MILWAUKEE, WI 53202
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (312) 224-8812
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,000,006 shares of common stock, $.001 par value per share, as of March 31, 2005.

                       STATEMENT REGARDING THIS AMENDMENT

WE ARE AMENDING OUR 10Q, AS PREVIOUSLY FILED ON FEBRUARY 15, 2005, FOR THE PERIOD ENDED DECEMBER 31, 2004. PURSUANT TO DISCUSSIONS WITH THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION WE HAVE RECEIVED GUIDANCE RELATED TO OUR ACQUISITION OF THOMAS EQUIPMENT LIMITED AND REORGANIZATION THAT OCCURRED DURING THE QUARTER ENDED DECEMBER 31, 2004. AS A RESULT OF THOSE DISCUSSIONS THE FOLLOWING CHANGES HAVE BEEN MADE:

      1. OUR QUARTERLY REPORT IS BEING FILED ON FORM 10QSB UNDER REGULATION SB INSTEAD OF FORM 10Q,

      2. ALTHOUGH OUR FUNCTIONAL CURRENCY IS IN CANADIAN DOLLARS WE ARE NOW REPORTING IN U.S. DOLLARS,

      3. THE OPERATING RESULTS AND CASH FLOWS OF OUR PREDECESSOR BUSINESS, THOMAS EQUIPMENT LIMITED ARE NOW INCLUDED, AND

      4. A STATEMENT OF STOCKHOLDERS EQUITY IS NOW INCLUDED FOR INFORMATIONAL PURPOSES.

AS A RESULT OF THE ABOVE WE HAVE MADE CERTAIN RECLASSIFICATIONS TO THE HEADINGS AND CLASSIFICATIONS USED IN THE QUARTERLY REPORT. WE HAVE ALSO REVISED OUR FOOTNOTES AND MANAGEMENTS DISCUSSION AND ANALYSIS.

ITEM 1. FINANCIAL STATEMENTS


                             THOMAS EQUIPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                           (Unaudited - in thousands)

--------------------------------------------------------------------------------

ASSETS

Current assets:
  Cash                                                              $        741
  Accounts receivable, net of allowance for
    doubtful accounts of $90                                              10,820
  Inventories                                                             24,479
  Prepaid expenses                                                           741
  Other assets                                                               272
                                                                    ------------
                                                                          37,053

Property, plant and equipment                                             12,376

Deferred finance costs                                                     1,004

Other assets                                                                 632
                                                                    ------------

                                                                    $     51,065
                                                                    ============

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                           (Unaudited - in thousands)
                                                                    (-continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:
  Credit facility                                                  $     11,176
  Trade payables                                                          7,188
  Warranty liability                                                        148
  Other payables and accrued liabilities                                  5,453
  Current portion long term debt                                          2,624
  Current portion capital lease                                             103
                                                                   ------------
                                                                         26,692

Long term debt                                                            4,088
Capital lease obligation                                                  5,088

Redeemable preferred stock                                                8,303

Shareholders' Equity
Common stock                                                                200
Additional paid in capital                                               15,075
Accumulated deficit                                                      (8,155)
Accumulated other comprehensive loss                                       (226)
                                                                   ------------
                                                                          6,894
                                                                   ------------
                                                                   $     51,065
                                                                   ============

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited - in thousands, except share and per share data)

                                                Successor
                                                 Business                    Predecessor Business
                                               ------------     ----------------------------------------------
                                               Three Months     Three Months     Three Months      Six Months
                                                  Ended             Ended           Ended            Ended
                                               December 31,     September 30,    December 31,     December 31,
                                                   2004             2004             2003             2003
                                               ------------     ------------     ------------     ------------
Sales                                          $     14,633     $     13,857     $     11,928     $     26,578

Cost of sales                                        12,358           11,770           10,664           23,076
                                               ------------     ------------     ------------     ------------

Gross profit                                          2,275            2,087            1,264            3,502

Operating expenses:
  Selling expenses                                    1,361            1,797            1,499            3,071
  General and administrative expenses                 1,219            1,911            1,265            2,320
  Research and development                              245              310              355              355
  Provision for doubtful receivables                     74               41              827              963
  Stock based compensation                            6,431               --               --               --
  Other (income) expense                                216             (884)            (629)            (659)
                                               ------------     ------------     ------------     ------------
                                                      9,546            3,175            3,317            6,050
                                               ------------     ------------     ------------     ------------

Operating loss                                       (7,271)          (1,088)          (2,053)          (2,548)

Other expenses -
Net financial expense (income)                          884              499              (23)              33
                                               ------------     ------------     ------------     ------------

Net loss before income taxes                         (8,155)          (1,587)          (2,030)          (2,581)

Provision for income taxes                               --               15               17               33
                                               ------------     ------------     ------------     ------------

Net loss                                       $     (8,155)    $     (1,602)    $     (2,047)    $     (2,614)
                                               ============     ============     ============     ============

Basic, dilutive loss per share
(Weighted average shares outstanding used -
20,000,000)                                    $      (0.41)    $      (0.08)    $      (0.10)    $      (0.13)
                                               ============     ============     ============     ============

Reconciliation of Comprehensive Loss:

Net Loss                                       $     (8,155)    $     (1,602)    $     (2,047)    $     (2,614)
Other comprehensive loss - foreign currency
     translation                                        226              726              926              900
                                               ------------     ------------     ------------     ------------
Total comprehensive loss                       $     (8,381)    $     (2,328)    $     (2,973)    $     (3,514)
                                               ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           (Unaudited - in thousands, except share and per share data)

                                                  Common Stock          Additional                     Currency
                                            ------------------------     Paid-In       Accumulated   Translation
                                              Shares         Amount      Capital         Deficit      Adjustment        Total
                                            ----------    ----------    ----------     -----------    ----------     ----------
BALANCES, OCTOBER 1, 2004 (inception)               --    $       --    $       --     $       --     $       --     $       --

Contribution of services                            --            --           322             --             --            322
Common stock issuances for cash             18,925,000           189         2,095             --             --          2,284
Stock based compensation on common stock
   subscription                                     --            --         6,431             --             --          6,431
Issuance of common stock in exchange for
   net liabilities in a
   recapitalization                          1,075,000            11           (11)            --
Debt discount related to warrants and
  stock options
  issued in connection with financing               --            --         6,238             --             --          6,238
Foreign exchange translation loss                   --            --            --             --           (226)          (226)
Net loss                                            --            --            --         (8,155)            --         (8,155)
                                            ----------    ----------    ----------     ----------     ----------     ----------

BALANCES, DECEMBER 31, 2004                 20,000,000    $      200    $   15,075     $   (8,155)    $     (226)    $    6,894
                                            ==========    ==========    ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                        Successor
                                                                        Business             Predecessor Business
                                                                       ------------     -----------------------------
                                                                                            Three             Six
                                                                       Three Months        Months           Months
                                                                          Ended             Ended            Ended
                                                                       December 31,       September        December
                                                                           2004           30, 2004         31, 2003
                                                                       ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $     (8,155)    $     (1,602)    $     (2,614)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Stock compensation                                                        6,431               --               --
    Amortization of debt discount and premium                                   397               --               --
    Depreciation and amortization                                               357              531              782
    Gain on sale of property, plant and equipment                                --               (3)             (28)
    Contribution of services                                                    322
Net change in working capital items                                          (3,582)          (1,111)           2,595
Net change in employee future benefit liabilities                                --                8               23
                                                                       ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (4,230)          (2,177)             758
                                                                       ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment acquired on acquisition                              (7,223)              --               --
  Net other assets acquired on acquisition                                  (20,053)              --               --
  Insurance claim received                                                       --               --              587
  Proceeds on sale of property, plant and equipment                              --               20               45
  Purchase of property, plant and equipment                                    (722)            (292)            (783)
                                                                       ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                       (27,998)            (272)            (151)
                                                                       ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt issuance related to assets acquired                     27,146               --               --
  Net repayments relating to advances from affiliated companies                  --             (588)          (1,093)
  Increase in bank advances                                                      --            2,277              367
  Proceeds from stock subscriptions                                           2,472               --               --
  Additional advances the under credit facility                               3,613               --               --
  Payments under the credit facility                                            (22)
  Payments on capital facility                                                 (127)              --               --
                                                                       ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          33,082            1,689             (726)
                                                                       ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                 854             (760)            (119)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (113)              23               85

CASH, BEGINNING OF PERIOD                                                        --              823               80
                                                                       ------------     ------------     ------------

CASH, END OF PERIOD                                                    $        741     $         86     $         46
                                                                       ============     ============     ============
                                                                                               (continued-)

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                             (-continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid                                                 $        231    $         --    $         85
                                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Stock based compensation                                     $      6,431    $         --    $         --
                                                                ============    ============    ============
   Debt discounts                                               $      6,188    $         --    $         --
                                                                ============    ============    ============
   Debt premiums                                                $        613    $         --    $         --
                                                                ============    ============    ============
   Property and equipment acquired under capital leases         $      5,210    $         --    $         --
                                                                ============    ============    ============

See accompanying notes to consolidated financial statements.

Thomas Equipment, Inc.
Notes to the consolidated Financial Statements
(Unaudited - in thousands except share data and per share amounts)

1. Organization and description of the business

We manufacture and distribute through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. We also manufacture a complete line of potato harvesting and handling equipment for the agricultural industry. We have a sole manufacturing facility in Centreville, New Brunswick, Canada and also operate six retail stores in New Brunswick, Prince Edward Island, Maine, Colorado and Illinois.

2. Acquisitions

On October 11, 2004, Thomas Equipment, Inc. ("TEQI," formerly Maxim Mortgage Corporation, a Delaware corporation) entered into an Agreement and Plan of reorganization with Thomas Equipment 2004 Inc. ("TE2004"), a Canadian corporation and Thomas Ventures Inc. ("TVI"), a Delaware corporation (both "Thomas" companies were formed in 2004 for the purposes of the asset acquisition described below), as previously disclosed in the current report on Form 8-K on October 11, 2004. Under the terms of the agreement, TEQI acquired 100% of the common stock of TE2004 and TVI in exchange for the issuance by TEQI of 16,945,000 common shares. Although TEQI was the legal acquirer, TE2004 is considered the accounting acquirer and as such the acquisition has been accounted for as a recapitalization. Immediately prior to the reorganization TEQI had 1,075,000 (after a 1-40 reverse split) and no net assets or liabilities. The officers and directors of TE2004 and TVI assumed similar positions with TEQI. As a result, the accompanying condensed consolidated financial statements represent the results of operations and cash flows of the accounting acquirer (TE2004) from the date of inception, October 1, 2004.

On November 9, 2004, TE2004 acquired the fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited" an unrelated Company) effective as of October 1, 2004. The acquisition has been accounted for by the purchase method in accordance with Financial Accounting Standards Statement No. 141 ("SFAS 141") and the results of operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price, calculated in accordance with SFAS 141, was $33.9 million, which includes capital leases)

The following is a summary of the net assets acquired at the date of acquisition, at fair value:

Assets acquired:
   Inventory                                                  $   22,188
   Fixed assets                                                   11,691
                                                              ----------
   Net assets acquired                                            33,879
                                                              ----------

Consideration paid:
   Deposit                                                          (198)
   Deferred payable                                               (2,967)
   Note payable                                                   (2,140)
   Capital lease obligation                                       (5,210)
   Preferred shares                                               (7,926)
   Acquisition financing and payment of transaction costs        (15,438)
                                                              ----------

   Consideration paid                                         $  (33,879)
                                                              ----------

The difference between our value, and allocation, of the purchase price and that which Thomas Equipment Limited reported in their financial statements primarily arises from third party costs we incurred in connection with the transaction and the use of a different discount rate with respect to the capital lease obligation.

3. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation SB of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

The accompanying unaudited statements of operations and cash flows include the accounts of Thomas Equipment Limited, our predecessor, for the three months ended September 30, 2004 and for the three and six months ended December 31, 2003. Although many of the accompanying accounting policies apply to the preparation of Thomas Equipment Limited's financial statements, the accompanying notes, except for the segment information in Note 12, do not relate to Thomas Equipment Limited but rather TEQI from its inception on October 1, 2004. Thomas Equipment Limited's operating results for the three months ended September 30, 2004 and for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

Principles of consolidation

The consolidated financial statements include the accounts of TEQI, TVI, TE2004 and its wholly owned subsidiary Thomas Europe NV from October 1, 2004 which represents the date that TE2004 acquired the business operations and certain assets from Thomas Equipment Limited. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from the provisions for doubtful accounts and warranties. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Translation of foreign currencies

Our functional currency is the Canadian dollar. Our foreign currency transactions and balances and our integrated operations are translated into Canadian dollars using the temporal method. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated into Canadian dollars at the rate of exchange prevailing at the transaction date. The resulting foreign currency exchange gains and losses are included in earnings for the periods presented. Actual results could differ from these estimates ssets and liabilities are then translated into United States dollars (reporting currency) at the exchange rate in effect at each period end. Revenues, expenses, gains and losses are translated into United States dollars at the average rate of exchange prevailing during the year. All translation effects of exchange rate changes are included as a separate component ("cumulative translation adjustment") of stockholder's equity.

Revenue recognition

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104"), revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exist; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured.

Delivery and sales of equipment and services parts are recorded when title and all risks of ownership are transferred to the independent dealer, distributor or retail customer.

In some circumstances, goods are shipped to dealers and distributors on a consignment basis under which title and risk of ownership are not transferred to the dealers and distributors. Accordingly, sales revenues are not recorded until a retail customer has purchased the goods. No right of return exists on sales of equipment except for goods sold under buy back arrangements (see below) which are not recorded as sales.

We make appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

Although we currently have no such arrangements, financing revenue will be recorded over the terms of the related receivables using the interest method. Late payment interest of 12% p.a. charged to customers who have overdue accounts is not recognized until received.

Buy back arrangements

Although we have not engaged in any buy-back arrangements since our inception, we may do so in the future and the following policy, previously used by our predecessor, will be used by management with respect to such transactions.

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

The equipment will be included on the balance sheet at cost and amortized on a straight-line basis over its estimated useful life of 3 years with corresponding debits to cost of sales. The deferred revenue and unamortized carrying value of the equipment is removed from the balance sheet and included in sales and costs of sales respectively in the consolidated statement of operations if the dealer/distributor resells the equipment to a retail customer during the buy back period.

Allowance for doubtful accounts

The allowance for doubtful accounts is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in receivables, based on historical experience. For the current period, we used the historical loss experience of the predecessor company. Receivables are determined to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

Product warranties

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. These costs are estimated based on historical warranty claims. For the current period, we used the historical warranty experience of the predecessor company. Warranty provisions are included as a component of cost of sales.

Sales incentives

Sales incentive costs for allowances and financing programs are accounted for when the dealer sells the equipment to a retail customer. Such sales incentives and allowances given in the form of cash consideration are reflected as a reduction in sales. The cost of providing interest free financing periods to dealers and distributors under floor and rental plan arrangements is reflected as a component of cost of sale with an offsetting reduction to the face amount of the related financing receivables. The discount is amortized to income over the related interest free financing periods and is reflected as notional interest income within net financial expense.

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

Property plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and impairment allowances. Depreciation is provided from the date assets are put into service at rate to depreciate the carrying cost of the property, plant and equipment over their estimated useful lives on a straight-line basis as follows:

      Property and plant under capital leases, excluding land   20 years
      Production machinery and equipment                        10-15 years
      Office furniture and equipment                            8 years
      Computer equipment                                        3 years
      Automotive equipment                                      3 years

We evaluate the carrying value of property, plant and equipment when events and circumstances warrant such a review. If the carrying values of the assets are considered to be impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset.

Long-lived assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed long lived assets during the quarter ended December 31, 2004 and determined that no impairment was necessary.

Redeemable preferred shares

Preferred shares that are redeemable at the option of the holder have been classified as a liability in the balance sheet and dividends paid or accrued on these shares have been classified as a financial expense in our consolidated statement of operations.

Deferred finance charges

Deferred finance charges are amortized over the term of the credit facility, using the effective interest method.

Advertising costs

Advertising costs of $162 for the three months ended December 31, 2004 were expensed as incurred and reported as a component of selling expenses.

Research and development costs

Research and development expenses are expensed as incurred and include salaries, contractor fees, building costs, utilities and administrative expenses.

Income taxes

We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

We have recorded a full valuation allowance against the benefits that would result from losses incurred to date, based on a history of losses from the predecessor owner of the assets purchased, as we are unable to determine if the losses will be utilized.

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

Stock - based compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted Statement of Financial Accounting Standards No. 148 ("FAS No. 148"). "Accounting for Stock-Based Compensation - Transition and Disclosure" This statement amends Statement of Financial Accounting Standards No. 148 ("FAS No. 123"), "Accounting for Stock Based Compensation." It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by FAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based employee compensation arrangements.

New pronouncements

SFAS 123(R) 'Share-Based Payments'

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. We do not believe that the adoption of FAS 123 (R) will have a material impact on our consolidated financial statements as there are only 30,000 options, issued to employees, to purchase 30,000 shares of common stock outstanding at December 31, 2004.

SFAS 153 'Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29'

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to being measured at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

4. Inventories
                                                                     December 31
                                                                         2004

Raw materials and spare parts                                       $      9,213
Work in process                                                            1,664
Finished goods                                                            13,306
Packaging and supplies                                                       296
                                                                    ------------

                                                                    $     24,479
                                                                    ============

5. Property and equipment
                                                                     December 31
                                                                        2004
                                                       Accumulated       Net
                                             Cost      Depreciation   Book Value
                                             ----      ------------   ----------

Capital leases                            $    5,488    $      137    $    5,351
Production machinery
   and equipment                               6,047           156         5,891
Office furniture and equipment                    59             2            57
Computer equipment                               288            23           265
Automotive equipment                             328            27           301
Construction in process                          511            --           511
                                          ----------    ----------    ----------
                                          $   12,721    $      345    $   12,376
                                          ==========    ==========    ==========

6. Convertible long term debt

Note payable to Thomas Equipment Limited bearing interest at
4%, with annual principal repayments plus interest, maturing
on October 31, 2006                                                  $    2,242
                                                                     ----------

Term loan, with Laurus Master Funds Ltd. ("Laurus," a
related party), bearing interest at prime plus 3% (8.2% at
December 31, 2004) with monthly principal repayments of $216
per month plus interest                                                   5,929

      Debt premium                                                          201
      Unamortized debt discount and premium (note 11)                    (1,660)
                                                                     ----------
                                                                          4,470

Total                                                                     6,712
Less current portion                                                     (2,624)
                                                                     ----------
                                                                     $    4,088
                                                                     ----------

Principal repayments start in July 2005 and are as follows:

      2005                                            $2,417
      2006                                            $2,934
      2007                                            $1,864

The principal repayments and interest repayments for the term loan can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 3%. Repayments in common stock have a fixed conversion price of two dollars and twenty five cents per common share.

7. Convertible credit facility - related party

Effective November 9, 2004, the company entered into a three-year revolving credit facility agreement with Laurus Master Funds Ltd. ("Laurus"). The purpose of the credit facility was to provide TE2004 with funds to purchase the inventory and fixed assets of Thomas Equipment Limited and other general corporate purposes. The credit facility is secured by substantially all of our assets.

The revolving loan bears interest at the greater of 7.5% or The Wall Street Journal published prime rate plus 3%. We are also required to pay fees of 0.30% per annum on the average monthly unused amount of the revolving facility and 1% per month fee on the balance in excess of the borrowing limit.

The credit facility provides for borrowings utilizing an asset based formula using eligible receivables, inventory, and fixed assets, less any reserves. At December 31, 2004, the amount of available borrowings pursuant to the formula was as follows:

      Available borrowings supported by asset base                $   15,958
      Less amount borrowed under Revolving Credit Facility            14,948
                                                                  ----------
      Excess availability                                         $    1,010
                                                                  ----------

The lender may require the company to convert into common stock all or a portion of the amount outstanding under the credit facility, together with interest and fees thereon, at any time. The lender has contractually agreed not to convert any portion of the credit faciltiy if exercising the conversion option results in the lender holding in excess of 9.99% of our outstanding shares of common stock.

      Amount borrowed under the revolving credit facility         $   14,948
            Debt premium                                                 412
            Unamortized debt discount and premium (note 11)           (4,185)
                                                                  ----------
                                                                  $   11,175
                                                                  ----------

Any principal repayments and interest repayments on $7,904 of this outstanding balance of the credit facility can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 5%. Repayments in common stock have a fixed conversion price of one dollar and fifty cents per common share.

8. Capital lease obligation

Under the terms of the Purchase Agreement between with Thomas Equipment Limited, we entered into a two year capital lease agreements with Thomas Equipment Limited. Pursuant to the lease, we have the right at any time prior to the expiration of the lease terms to purchase the leased properties for $5,003 (based on the December 31, 2004 exchange rate). In addition, Thomas Equipment Limited has a right to require us to purchase the leased properties at the expiration of the lease. The lease requires payments consisting of annual payments of $498plus realty taxes, maintenance, heat and certain other expenses. We have recorded this lease as a capital lease with future minimum repayments as follows:

      2005                                      $  498
      2006                                       4,505

9. Redeemable preferred shares

The Company has 5,000,000 shares of preferred stock authorized, $0.0001 par value, 1,000 shares issued and outstanding.

In connection with the financing of the asset acquisition from Thomas Equipment Limited (note 2), we sold, to the parent of Thomas Equipment Limited, 1,000 shares of redeemable preferred stock for $7,926 (on October 1, 2004). The shares are currently redeemable for $8,303 (translated at December 31, 2004) plus accrued but unpaid dividends at our option at any time or by the holder on or after the eighteenth month anniversary of the issuance of the shares. The preferred shares carry a cumulative dividend of 8% per annum increasing to 12% after eighteen months from the date of acquisition. The shares were issued on October 26, 2004. The holder of these shares has the right to be an observer at our board meetings.

10. Common stock

At December 31, 2004, we have 200,000,000 authorized shares of common stock, par value $0.01, 20,000,000 shares issued and outstanding. Effective October 11, 2004, immediately prior to the reorganization, we completed a 1 for 40 reverse stock split. As a result of the reverse stock split, 39,811,000 shares held by Maxim shareholders were exchanged for 995,275 shares.

We issued 16,945,000 shares to our founders for $2,819 or an average of $0.20 per share. Management has estimated, using the price that the highest paying founding shareholder paid and an analysis of the market price of the stock immediately after the reorganization, that the fair value of the shares was $0.59. The difference resulted in an immediate expense of $5,481.

During the quarter and in connection with the issuance of debt and the credit facility, we sold 1,980,000 shares to Laurus for $20. Based on a fair value of $0.59, we recorded $950 of "stock based compensation" expense for this issuance.

Maxim's shareholders retained 1,075,003 shares of common stock in the reorganization which has been recorded at the value of the net assets (liabilities) assumed which amounted to $0.

11. Stock options and warrants

During the quarter ended December 31, 2004 and in connection with the issuance of debt and the credit facility, we issued 2,200,000 stock options to Laurus with an exercise price of two dollars and twenty five cents. The stock options have a remaining contractual life of 6.8 years. Using the Black-Scholes option pricing model, we recorded a $2,160 debt discount from these options, allocated to the related debts for amortization over the estimated life of 3 years for those debts.

During the quarter ended December 31, 2004 and in connection with the issuance of debt and the credit facility, we issued 4,020,000 warrants to Laurus which are convertible to common shares with an exercise price of one cent per share. The warrants have a remaining contractual life of 6.8 years. Using the Black-Scholes option pricing model, we recorded a $4,028 debt discount from these warrants, allocated to the related debts for amortization over the estimated life of 3 years for those debts.

12. Segment information

Our principal operations relate to the manufacturing, sale and distribution through a worldwide network of dealers, distributors and retailers of skid steer and mini skid steer loaders, attachments, parts, mobile screening plants and mini excavators for the industrial and construction industry and potato harvesting and handling equipment for the agriculture industry. Because of the integrated nature of our sole manufacturing operation and common administrative and marketing support functions, the business is treated by management as a single operating segment for the purpose of making operating decisions and assessing performance.

Revenues by destination and product group were as follows:

                                   ---Successor Business---  ------------- Predecessor Business ------------
                                         Three months          Three months    Three months     Six months
                                            ended                ended            ended           ended
                                         December 31,          September 30,   December 31,    December 31,
                                             2004                  2004            2003            2003
                                         ------------          ------------    ------------    ------------
Canada                                   $      1,908          $      2,883    $      1,781    $      5,770
USA                                             6,591                 7,177           6,157          14,321
Europe                                          4,287                 2,517           3,411           5,359
Rest of world                                   1,847                 1,280             579           1,128
                                         ------------          ------------    ------------    ------------

Total sales to external customers        $     14,633          $     13,857    $     11,928    $     26,578
                                         ============          ============    ============    ============

Industrial and construction              $     14,140          $     12,147    $     10,269    $     22,409
Agriculture                                       493                 1,710           1,659           4,169
                                         ------------          ------------    ------------    ------------

Total sales to external customers        $     14,633          $     13,857    $     11,928    $     26,578
                                         ============          ============    ============    ============

Property, plant and equipment by geographical area as of December 31, 2004 were as follows:

Canada                             $     12,270
USA                                         106
                                   ------------

Total                              $     12,376
                                   ============

13. Other related party transactions

During the three months ended December 31, 2004 we recorded sales to Samsung Industry, Co. Ltd., a company controlled by one our officers, of approximately $517. At December 31, 2004, the receivable from this related party was approximately $440.

During the period ended December 31, 2004, we purchased product from Rousseau Controls, a company controlled by one of our officers, of approximately $836. At December 31, 2004, the payable to this related party was approximately $328.

These related party transactions were in the normal course of business at customary terms and prices.

14. Other contingencies and commitments

Contingencies

Litigation

We are potentially subject to various claims and litigation arising out of the ordinary course and conduct of our business including product liability, intellectual property, labour and employment, environmental and tax matters. Management does not consider our exposure to such claims and litigation to be material to the consolidated financial statements.

Warranties

Our products are sold with a one year comprehensive bumper to bumper warranty except for loader sales in North America and Australia, which have a three year bumper to bumper warranty, followed by a power train warranty in years four and five. We generally determine our total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of claims costs and current quality developments.

Other commitments

We have entered into operating lease agreements to lease certain premises and office equipment. The annual rent of premises consists of a minimum rent plus realty taxes, maintenance, heat and certain other expenses. Minimum rent payable for premises and office equipment in aggregate and for each of the next five years is as follows:

      2005                                        $   134
      2006                                             73
      2007                                             20
      2008                                             15
      2009                                             15

Guarantees

We have entered into sales contracts with a dealer / distributor which include a guaranteed buy back value at the end of a three year period if that dealer / distributor has not sold the equipment to a retail customer. There is no potential liability at the balance sheet date as no sales have been made to the dealer / distributor.

15.   Financing expense

      Capital leases                                         $      101
      Credit facility - related party                               232
      Amortization of deferred financing costs                       58
      Amortization of debt discount - related party                 339
      Amortization of deferred financing costs                       34
      Note payable - related party                                   22
      Dividends on preferred shares - related party                  95
      Other                                                           3
                                                             ----------

      Total                                                  $      884
                                                             ----------

16. Fair value

Fair value

Our financial instruments include cash and short term deposits, bank advances, trade accounts and financing receivables and accounts payable. Due to the short-term maturity of cash and short-term deposits, bank advances, trade accounts receivable, accounts payable and accrued liabilities, the carrying values of these instruments are reasonable estimates of their fair values.

Credit risk

Our financial assets that are exposed to credit risk consist primarily of cash, trade accounts and financing receivables. We do not believe we are subject to any significant concentration of credit risk.

We are exposed to normal credit risk from customers. Trade accounts and financing receivables have significant concentrations of credit risk in the industrial and construction industry and on a geographical basis in the USA as disclosed in note 12.

Interest rate risk

We are exposed to interest rate risk as future changes in the prevailing level of interest rates affect the cash flows associated with financing receivables and debt obligations. We have not entered into any financial instrument contracts to hedge the interest rate exposure associated with these items.

Foreign currency risk

Our foreign currency translation policy is described in Note 3. We do not enter into foreign currency futures and forwards contracts to manage exposure to foreign currency fluctuations. As at December 31, 2004, our exposure in non-Canadian dollars was: receivables of $5,600, payables of $1,500, credit facilities of $27,128 and cash of $450.

17.   Recent events
(Canadian dollars have been translated to U.S. dollars as of December 31, 2004)

On January 26, 2004, we received an increase to the credit facility with Laurus Master Fund of $4,000 which increased the credit facility from $16,000 to $20,000. Laurus Master Fund charged a fee of $128 and received 400 warrants for the right to purchase 400,000 common shares with an exercise price of two dollars and twenty five cents.

On February 28, 2005, we acquired 100% of the common stock of Pneutech, in exchange for the issuance by us of a total of 1,082,639 shares of our common stock and warrants to purchase 211,062 shares of common stock, exercisable at $3.00 per share. An additional 167,359 shares of common stock were issued as of the closing in exchange for the cancellation of approximately $508 of debt owed by Pneutech to an unrelated party.

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

Upon the Closing, Pneutech also redeemed 929 preference shares and 530,000 special shares owned by 3156176 Canada, Inc. for an aggregate of $523. Clifford Rhee, the President and a member of our Board of Directors is the beneficial owner of 3156176 Canada, Inc., which was the owner of approximately 47% of the common shares, 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee is also the President and a member of the Board of Directors of Pneutech. Upon the Closing of the acquisition, Mr. Rhee continues to serve as President of both the Company and Pneutech. The members of the our Board were appointed as members of the Pneutech Board.

Concurrently with the acquisition of Pneutech, we entered into financing agreements with Roynat Merchant Capital Inc. ("Roynat US"). RoyNat Capital Inc. ("Roynat Capital"), an affiliate of Roynat US, had provided financing to Pneutech which was terminated upon the Closing.

In connection therewith, on the Closing the following transactions occurred:

      o Roynat Capital was paid $2,325 in consideration for the cancellation of its Pneutech preferred shares and payment of accrued dividends thereon;

      o Roynat Capital was paid $1,038 in consideration for the cancellation of warrants previously issued by Pneutech to Roynat Capital;

      o Roynat Capital was paid $3,322 in full satisfaction of all amounts due pursuant to a convertible debenture issued Pneutech to Roynat Capital;

      o     we sold a subordinated debenture to Roynat US for $6,500; and

      o we issued warrants to Roynat US to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share.

Concurrently with the Closing of the Pneutech acquisition, we and Laurus amended certain terms of the original agreements, including the following:

      o we issued an additional secured convertible term note in the principal amount of $1,900 to Laurus;

      o we issued Laurus a common stock purchase warrant exercisable to purchase 150,000 shares of common stock for a period of seven years at a price of $2.25 per share; and

      o the payments on the previously issued secured convertible term note in the principal amount of $6,000 shall not commence until July 1, 2005, at which time the initial monthly payment in the amount of $207 shall be due and shall be due each month thereafter until the note is paid in full.

                                      F-21





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

THE INFORMATION CONTAINED IN THIS FORM 10-Q IS NOT A COMPLETE DESCRIPTION OF OUR BUSINESS OR THE RISKS ASSOCIATED WITH AN INVESTMENT IN US. READERS ARE REFERRED TO DOCUMENTS FILED BY THOMAS WITH THE SECURITIES AND EXCHANGE COMMISSION, SPECIFICALLY OUR MOST RECENT FORM SB-2 AND OTHER FILINGS, WHICH IDENTIFY IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.

      UNLESS OTHERWISE MARKED ALL AMOUNTS ARE IN U.S. DOLLARS IN THOUSANDS,
                        EXCEPT SHARE AND PER SHARE DATA

OVERVIEW
--------------------------------------------------------------------------------

      Thomas Equipment, Inc. has two business segments, Thomas Equipment and Pneutech.

      Thomas Equipment 2004 Inc acquired the business, fixed assets and inventory of Thomas Equipment Limited from McCain Foods Limited effective October 1, 2004, and manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators. In addition to industrial and construction products, Thomas Equipment manufactures a complete line of potato harvesting and handling equipment, and also operates six retail stores, three in Atlantic Canada, one in Presque Isle, Maine, one in Aurora, Colorado and one in Chicago, Illinois. Thomas Equipment Limited originated in 1943 as a manufacturer of farm equipment and in 1964, was acquired by McCain Foods Limited. In 1969, Thomas Equipment Limited further diversified its product line with the development of the world's first hydrostatic drive skid steer loader. Today, this business manufactures a full line of skid steer loaders, attachments, screening plants, excavators, and other agricultural and industrial equipment as noted above.

      Pneutech, established in 1973, and its subsidiaries are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech is a strategic supplier to Thomas Equipment, as well as 15,000 other active customers. Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components.

      Although a significant portion of our sales are transacted in the U.S., Korea and Europe, most of our assets and operations are in Canada and, as a result, our functional currency for recording transactions is the Canadian dollar, which is then translated into U.S. dollars for reporting purposes. Amounts reported throughout this discussion derived from specific financial statements are translated at various period end rates or average period rates. Other amounts not related to results of operations or financial condition have been translated to U.S. dollars at the December 31, 2004 rate of $0.8303 per Canadian dollar.

REORGANIZATION OF MAXIM MORTGAGE CORPORATION TO THOMAS EQUIPMENT, INC.

      On October 11, 2004, Thomas Equipment, Inc., formerly Maxim Mortgage Corporation, entered into an Agreement and Plan of Reorganization with Thomas Equipment 2004 Inc., Thomas Ventures Inc., both of which were formed in 2004 for the purposes of the asset acquisition described below. Under the terms of the agreement, we acquired 100% of the common stock of Thomas Equipment 2004 and Thomas Ventures in exchange for the issuance by us of 16,945,000 common shares (approximately 94% of the outstanding shares immediately after the reorganization). Although we were the legal acquirer, Thomas Equipment 2004 has been identified as the accounting acquirer and as such the acquisition has been accounted for as a recapitalization. The officers and directors of Thomas Equipment 2004 and Thomas Ventures assumed similar positions with us. As a result, our consolidated financial statements represent the results of operations and cash flows of the accounting acquirer from the date of its inception, October 1, 2004.

ACQUISITION OF OPERATING ASSETS FROM PREDECESSOR BUSINESS - THOMAS EQUIPMENT LIMITED

      On November 9, 2004, Thomas Equipment 2004 acquired the business, fixed assets and inventory of Thomas Equipment Limited, an unrelated company for $33,879, which includes $5,210 in capital leases, effective as of October 1, 2004. Thomas Equipment Limited is considered to be a predecessor business of ours. As a result, we have included discussions of its results of operations for the periods prior to the acquisition.

      Prior to acquisition, Thomas Equipment Limited was not generating sufficient cash flows to cover its operating costs and to fund investments in working capital and additions to property, plant and equipment, and also had a working capital deficit and shareholder's deficit at the date acquired. We have obtained a flexible borrowing base in connection with the acquisition of Thomas Equipment Limited's business and certain of its assets to fund our operations which we believe will provide us with sufficient resources to operate for the next twelve months (see discussion of Liquidity and Capital Resources below).

ACQUISITION OF OPERATING BUSINESSES - PNEUTECH, INC. AND SUBSIDIARIES

      On February 28, 2005, we acquired 100% of the common stock of Pneutech, in exchange for the issuance by us of a total of 1,082,639 shares of our common stock and warrants to purchase 211,062 shares of common stock, exercisable at $3.00 per share. An additional 167,359 shares of common stock were issued as of the closing in exchange for the cancellation of approximately $508 of debt owed by Pneutech.

      Upon the closing, Pneutech also redeemed 929 preference shares and 530,000 special shares owned by 3156176 Canada, Inc. for an aggregate of $523. Clifford Rhee, the President and a member of our Board of Directors is the beneficial owner of 3156176 Canada, Inc., which was the owner of approximately 47% of the common shares, 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee is also the President and a member of the Board of Directors of Pneutech. Upon the Closing of the acquisition, Mr. Rhee continues to serve as President of both the Company and Pneutech. The members of the Company's Board were appointed as members of the Pneutech Board.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      Although the revenue generating activities of Thomas Equipment Limited, the predecessor business, remained significantly intact after the acquisition, there have been changes in our distribution strategy, cost structure, hedging and financing activities. As a result, we believe that the expenses of the predecessor business are not representative of our current business, financial condition or results of operations.

      Because of the integrated nature of Thomas Equipment's sole manufacturing operation and common administrative and marketing support functions, the Thomas Equipment business is treated by management as a single operating segment for the purpose of making operating decisions and assessing performance.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 (THOMAS EQUIPMENT, INC. - POST ACQUISITION) COMPARED TO DECEMBER 31, 2003 (THOMAS EQUIPMENT LIMITED - PRE ACQUISITION)

------------------------------------------------------------------------------------------------------------
For the three months ended
December 31, (unaudited)                2003                          2004                       % Change
                                                                                                2003 to 2004
------------------------------------------------------------------------------------------------------------
REVENUES                              $ 11,928         100.0%        14,633         100.0%          22.7%
  COST OF GOODS                         10,664          89.4%        12,358          84.5%          15.9%
GROSS PROFIT                             1,264          10.6%         2,275          15.5%          80.0%
  SELLING EXPENSES                       1,499          12.6%         1,361           9.3%          (9.2%)
  G&A EXPENSES                           1,265          10.6%         1,219           8.3%          (3.6%)
  RESEARCH AND DEVELOPMENT                 355           3.0%           245           1.7%         (31.0%)
  PROVISION FOR DOUBTFUL ACCOUNTS          827           6.9%            74           0.5%         (91.1%)
  STOCK BASED COMPENSATION                  --            --          6,431          43.9%             *
  OTHER (INCOME) EXPENSE                  (629)         (5.3%)          216           1.5%        (134.3%)
OPERATING LOSS                          (2,053)        (17.2%)       (7,271)        (49.7%)       (254.2%)
  NET FINANCIAL (INCOME) EXPENSE           (23)           --            884           6.0%             *
  PROVISION FOR INCOME TAXES                17            --             --            --              *
NET LOSS                                (2,047)        (17.2%)       (8,155)        (55.7%)       (298.4%)
------------------------------------------------------------------------------------------------------------

   * Percentage too large to be meaningful

REVENUES

      For the three months ended December 31, 2004, revenues increased by 22.7% to $14,633 compared to Thomas Equipment Limited's $11,928 for the same period in 2003. Overall sales volumes in the three months ended December 31, 2004 remained relatively unchanged from the same period in 2003. However, the product mix changed due to a decision in fiscal 2004 to reduce the number of loaders and screeners being sold through the auction channel, and focus on enhancing stronger dealer relationships to allow Thomas Equipment Limited to increase its overall profitability on its sales. By July 1, 2004, Thomas Equipment Limited had entirely exited the sale of loaders through the auction channel as noted above. The impact of this decision was to increase revenues by approximately $800 for the quarter ended December 31, 2004. Selling prices were increased to compensate for escalating raw material increases (price increases ranged between 3% - 5% depending on geographical location and product line). The impact of this increase was approximately $400. As approximately 35% of sales were denominated in non U.S. dollar currencies (primarily the Euro and the Canadian dollar), the weakening of the U.S. dollar, increased reported sales in the quarter ended December 31, 2004 by approximately $1,000 compared to the quarter ended December 31, 2003, as the relative value of these non U.S. dollar denominated sales increased compared to the previous year..

COST OF SALES AND GROSS PROFIT

      Cost of sales increased by 15.9% to $12,358 for the three months ended December 31, 2004 compared to Thomas Equipment Limited's $10,664 for the same period in 2003. As a percentage of sales, costs of sales were 89.4% for the three months ended December 2003 compared to 84.5% for the same period in 2003. The main reason for the decrease in costs of sales as a percentage of sales from 2003 to 2004 relates to Thomas Equipment Limited's decision, in 2003, to stop selling via auction channels thus decreasing cost of sales as a percentage of sales by approximately 6%. This was partially offset by an increase in the our total cost of sales of approximately 3% due to rising steel prices which account for approximately 10% of our total cost of sales. As a result of the above, the gross profit margin increased by 80.0% to $2,275 for the three months ended December 31, 2004 compared to Thomas Equipment Limited's $1,264 for the same period in 2003.

SELLING EXPENSES

      Selling expenses decreased by 9.2% to $1,361 for the second quarter ended December 31, 2004 compared to $1,499 for the same period in 2003. As a percentage of sales, selling costs also decreased to 9.3% in 2004 from 12.6% in 2003 and 11.1% for Thomas Equipment Limited's year ended June 30, 2004. These decreases primarily resulted from additional expenditures in 2003 as Thomas Equipment Limited exited from auction sales and focused on increasing dealer sales.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses, consisting of administrative expenses, insurance, legal and other non-manufacturing related expenses, remained relatively stable decreasing by 3.6%, or $46, to $1,219 for the three months ended December 31, 2004 compared to Thomas Equipment Limited's $1,265 for the same period in 2003. This decrease is mainly due to the reduction in staff count initiated in July 2004.

RESEARCH AND DEVELOPMENT COSTS

      Although we have made a commitment to research and development costs, they were 31% lower amounting to $245 for the second quarter of ended December 31, 2004 compared to Thomas Equipment Limited's $355 for the same period in 2003. The amount spent during the second quarter of fiscal 2005 is consistent with our plans for fiscal year 2005 and is lower than the same period of fiscal 2004 because Thomas Equipment Limited essentially had no such costs in the first quarter of fiscal 2004.

PROVISION FOR DOUBTFUL ACCOUNTS

      Provision for doubtful accounts expense decreased significantly by 91.1% to $74 for the second quarter 2004 from Thomas Equipment Limited's $827 for the same period in 2003. The reason for this decrease is a result of the 2003 provision being increased to compensate for the accounts that were becoming overdue, as determined by the management review during the quarter ended December 31, 2003, as noted above.

STOCK BASED COMPENSATION

      At our inception and for the second quarter 2005 we issued 16,945,000 shares to our founders for $2,855 or an average of $0.20 per share and sold 1,980,000 shares to Laurus for $20. Management has estimated, using the price that the highest paying founding shareholder paid and an analysis of the market price of the stock immediately after the reorganization, that the fair value of the shares was $0.59. We have recorded $6,431 as an immediate expense for the difference in the values.

OTHER INCOME (EXPENSE), NET

      Other income (expense), consisting of foreign currency losses and other miscellaneous expenses, amounted to an expense of $216 in the quarter ended December 31, 2004 from Thomas Equipment Limited's net other income of $629 for the same quarter ended in 2003. In 2003 Thomas Equipment Limited had a foreign exchange gain on foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales. The gain in 2003 was primarily caused by the 4.4% weakening of the U.S. dollar against the Canadian dollar between June 2003 and December 2003 as the fair value of Thomas Equipment Limited's foreign exchange contracts was greater on December 31, 2003 compared to June 30, 2003. In fiscal 2004, many of the contracts with positive fair values were exercised resulting in a small net loss for fiscal year 2004. We did not enter into, nor do we have, any such contracts in the quarter ended December 31, 2004.

NET FINANCIAL INCOME (EXPENSE)

      Net financial income (expense), consisting of interest income (expense), amortization of debt discounts and debt premiums and dividends on preferred stock, amounted to an net expense of $884 in the quarter ended December 31, 2004 compared to an net income of $23 in same quarter ended in 2003. In 2004, we entered into various debt agreements which resulted in financing charges consisting of amortization of deferred financing costs, warrant, stock option and premium amortization of approximately $431 (an effective interest rate of 8%); dividends on preferred shares of approximately $95 (an effective interest rate of 8%) and interest charges on issued debt of $358.

      During the same period in 2003 most of the Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

PROVISION FOR INCOME TAXES

      During the second quarter 2005, we experienced an operating loss for a loss for tax purposes. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

NET LOSS

      As a result of the above we reported a net loss of $8,155 for the quarter ended December 31, 2004 compared to Thomas Equipment Limited's net loss of $2,047 for same period in 2003.

COMPREHENSIVE LOSS

   For the quarter ended December 31, 2004 we recorded losses for currency translation adjustments of $226 compared to Thomas Equipment Limited's loss of $926 for the same period in 2003 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE 6 MONTHS ENDED DECEMBER 31, 2004 (PROFORMA COMBINATION OF POST ACQUISITION THOMAS EQUIPMENT AND PRE-ACQUISITION THOMAS EQUIPMENT LIMITED) COMPARED TO DECEMBER 31, 2003 (THOMAS EQUIPMENT LIMITED PRE-ACQUISITION)

------------------------------------------------------------------------------------------------------------
For the six months ended
December 31, (unaudited)                2003                        2004**                        % Change
                                                                                                2003 to 2004
------------------------------------------------------------------------------------------------------------
REVENUES                              $ 26,578         100.0%      $ 28,490         100.0%           7.2%
  COST OF GOODS                         23,076          86.8%        24,128          84.7%           4.6%
GROSS PROFIT                             3,502          13.2%         4,362          15.3%          24.6%
  SELLING EXPENSES                       3,071          11.6%         3,158          11.1%           2.8%
  G&A EXPENSES                           2,320           8.7%         3,130          11.0%          34.9%
  RESEARCH AND DEVELOPMENT                 355           1.3%           555           1.9%          56.3%
  PROVISION FOR DOUBTFUL ACCOUNTS          963           3.6%           115           0.4%         (88.1%)
  STOCK BASED COMPENSATION                  --            --          6,431          22.6%             *
  OTHER (INCOME) EXPENSE                  (659)         (2.5%)         (668)         (2.3%)           --
OPERATING LOSS                          (2,548)         (9.6%)       (8,359)        (29.3%)       (228.1%)
  NET FINANCIAL (INCOME) EXPENSE            33           0.1%         1,383           4.9%             *
  PROVISION FOR INCOME TAXES                33           0.1%            15            --             --
NET LOSS                                (2,614)         (9.8%)       (9,757)        (34.2%)       (273.3%)

   * Percentage too large to be meaningful

   ** Derived from the combination of our results of operations from inception, October 1, 2004 (post acquisition of Thomas Equipment Limited assets) and the three month results of Thomas Equipment Limited (pre acquisition, July 1, 2004 through September 30, 2004). This combined information is not intended to be a measure of operating results in accordance with accounting principle generally accepted in the United States of America. This information is not necessarily indicative of the results that would have occurred during the period presented nor what may be expected in the future. Additionally, this information does not include adjustments which may be necessary to reflect differences in operating structures and therefore is not necessarily a fair presentation of the results.

Unlike the operating results for the three months ended December 31, 2004, which are our standalone results, the results of operations for the six months ended December 31, 2004 are a combination of our results for the three months ended December 31, 2004 and those of our predecessor, Thomas Equipment Limited, for the three months ended September 30, 2004. The combined amounts for the six months ended December 31, 2004 do not include any adjustments for operating differences between us and Thomas Equipment Limited. Significant differences exist in "net financial (income) expense" where we have a significantly different borrowing structure and in "other (income) expense," as Thomas Equipment Limited recognized gains (losses) on the revaluation of foreign currency contracts that we currently do not use. As a result the results of operations for the six months ended December 31, 2004 are not necessarily indicative of what our results would have been for the six months had we operated for the entire six months under our current operating structure.

REVENUES

      For the six months ended December 31, 2004, revenues increased by 7.1% to $28,490 compared to Thomas Equipment Limited's $26,578 for the same period in 2003. While, overall sales volumes in the six months ended December 31, 2004 remained relatively unchanged from the same period in 2003, the product mix changed due to a decision in fiscal 2004 to reduce the number of loaders and screeners being sold through the auction channel, and focus on enhancing stronger dealer relationships to allow Thomas Equipment Limited to increase its overall profitability on its sales. By July 1, 2004, Thomas Equipment Limited had entirely exited the sale of loaders through the auction channel as noted above.

      The primary reason for the increase in revenues relates to selling price increases to compensate for escalating raw material increases (price increases ranged between 3% - 5% depending on geographical location and product line), coupled with the weakening of the U.S. dollar, as approximately 35% of our sales are denominated in non-US dollar currencies (primarily the Euro and Canadian dollar) whose relative value increased compared to the previous year.

COST OF SALES AND GROSS PROFIT

      Cost of sales increased by 4.6% to $24,128 for the six months ended December 31, 2004 compared to Thomas Equipment Limited's $23,076 for the same period in 2003. As a percentage of sales, costs of sales for the six months ended December 2004 was 84.7% as compared to 86.8% for the same period in 2003. The main reason for the decrease in costs of sales as a percentage of sales from 2003 relates to the decision, in fiscal 2004 to cease selling through the less profitable auction channels thus decreasing cost of sales as a percentage of sales by approximately 2%. This was partially offset by the increase in the cost of steel of approximately 40% (which accounts for approximately 10% of total costs of sales) during the six months ended December 31, 2004 compared to the same period in 2003. As a result of the above, gross profit margin increased by 24.6% to $4,362 for the six months ended December 31, 2004 compared to Thomas Equipment Limited's $3,502 for the same period in 2003.

SELLING EXPENSES

      Selling expenses increased by 2.8% to $3,158 for the six months ended December 31, 2004 compared to $3,071 for the same period in 2003. As a percentage of revenues, selling costs decreased to 11.1% in 2004 from 11.6% in 2003 and were consistent with Thomas Equipment Limited's 11.1% for year ended June 30, 2004. The decrease as a percentage of revenues was due to additional expenditures in 2003 resulting from Thomas Equipment Limited's decision to exit the auction sales business and focus on increasing dealer sales.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses, consisting of administrative expenses, insurance, legal and other non-manufacturing related expenses, increased by 34.9%, or $810, to $3,130 for the six months ended December 31, 2004 compared to $2,320 for the same period in 2003. Expenses in Thomas Equipment Limited for the three months ended September 30, 2004 contributed significantly to this increase resulting from higher product liability insurance and deductible costs, pension curtailment expenses and legal costs associated with marketing Thomas Equipment Limited for sale as well as the impact of the weaker U.S. dollar as the majority of these costs are incurred in Canadian dollars.

RESEARCH AND DEVELOPMENT COSTS

      Research and development costs increased by 56.3% to $555 for the six months ended December 31, 2004 compared to Thomas Equipment Limited's $355 for the same period in 2003. The amount spent during the six months ended December 31, 2004 is consistent with our plans for fiscal year 2005 and is greater than the same period of 2003 because Thomas Equipment Limited spent no money on research and development costs in the first quarter of fiscal 2004.

PROVISION FOR DOUBTFUL ACCOUNTS

      Provision for doubtful accounts expense decreased significantly by 88.1% to $115 for the second quarter 2004 from Thomas Equipment Limited's $963 for the same period in 2003. The reason for this decrease is a result of the 2003 provision being increased to compensate for the accounts that were becoming overdue, as determined by the management review during the quarter ended December 31, 2003.

STOCK BASED COMPENSATION

      At our inception and for the second quarter 2004 we issued 16,945,000 shares to our founders for $2,855 or an average of $0.20 per share and sold 1,980,000 shares to Laurus for $20. Management has estimated, using the price that the highest paying founding shareholder paid and an analysis of the market price of the stock immediately after the reorganization, that the fair value of the shares was $0.59. We have recorded $6,431 as an immediate expense for the difference in the values.

OTHER INCOME (EXPENSE), NET

      Other income (expense), consisting primarily of foreign currency gains and losses, severance accruals (2004 only) and other miscellaneous items, amounted to a net income of $668 in the six months ended December 31, 2004 compared to Thomas Equipment Limited's net income of $659 in 2003. In the six months ended December 31, 2003 and the three months ended September 30, 2004 Thomas Equipment Limited, had net revaluation gains on its foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales due to the weakening of the U.S. dollar against the Canadian dollar over these periods, more so in 2004. We did not enter into, or have, any such contracts in the second quarter of 2005. The foreign exchange gains in 2004 were partly offset by special termination benefit costs of $791 recorded by Thomas Equipment Limited in the 3 months ended September 30, 2004 in connection with the group of employees whose positions were terminated in July 2004.

NET FINANCIAL INCOME (EXPENSE)

      Net financial income (expense), consisting of interest income (expense), amortization of debt discounts and debt premiums and dividends on preferred stock, amounted to an expense of $1,383 for the six months ended December 31, 2004 compared to a net expense of $33 for the same period in 2003. In 2004, we entered into various debt agreements which resulted in financing charges consisting of amortization of deferred financing costs, warrants, stock option and premiums of approximately $431 (an effective interest rate of 8%); dividends on preferred shares of approximately $95 (an effective interest rate of 8%) and interest charges on issued debt of $358 (an effective interest rate of 7%).

      During 2003 and for three months ended September 30, 2004 most of Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

PROVISION FOR INCOME TAXES

      During the three months ended September 30, 2004 and the three months ended December 31, 2004, Thomas Equipment Limited and Thomas Equipment, respectively, experienced operating and tax losses. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily relate to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time profitability is reasonable assured and it becomes more likely than not that we will be able to utilize such assets.

NET LOSS

      As a result of the above Thomas Equipment and Thomas Equipment Limited reported a combined net loss of $9,757 for the six months ended December 31, 2004 compared to Thomas Equipment Limited's net loss of $2,614 for same period in 2003.

COMPREHENSIVE LOSS

      Currency translation adjustments amounted to a loss of $952 for the six months ended December 31, 2004 compared to Thomas Equipment Limited's loss of $900 for the same period in 2003 related to the translation of accounts to U.S. dollars for reporting purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
--------------------------------------------------------------------------------

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the management of Thomas (Thomas Equipment and Pneutech) to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

      o     Revenue Recognition

      o     Allowance for Doubtful Accounts

      o     Warranty Obligations

REVENUE RECOGNITION

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104"), revenue is generally recognized and earned when all of the following criteria are satisfied a) persuasive evidence of sales arrangements exist; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured. It is the fourth criteria that requires us to make significant estimates. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied. In some cases where collectibility is an issue, we defer revenue recognition until the cash is actually received.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

The following recent accounting pronouncements primarily relate to Thomas Equipment from October 1, 2004 forward (the date of inception and the acquisition of Thomas Equipment Limited's business). However certain pronouncements were adopted in Thomas Equipment Limited's (our predecessor's) financial statements and the effects of adoption on their financial statements have also been included below.

FIN 46 'Consolidation of Variable Interest Entities' (VIE's)

In January 2003, the FASB issued FASB Interpretation No. 46 (revised in December 2003 as FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. We are required to apply FIN 46R to all variable interests in VIE's commencing in fiscal 2004. For variable interests in VIE's created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The application of FIN 46R to variable interests in VIE's had no effect on our financial statements as neither Thomas Equipment Limited or Thomas Equipment have variable interests in VIE's.

SFAS 150 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'

FASB Statement No. 150 was issued in May 2003 and establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and includes required disclosures for financial instruments within its scope. This Statement is effective for instruments entered into or modified after May 31, 2003 and is otherwise effective as of July 1, 2003, except for mandatorily redeemable financial instruments of non-public companies. For such mandatorily redeemable financial instruments, the Statement was effective for Thomas Equipment Limited as of January 1, 2004. The application of Statement 150 resulted in the reclassification of the Class E preferred shares in Thomas Equipment Limited from the temporary equity section to the liabilities section of the Consolidated Balance Sheet for the period July 1, 2003 to the date of their redemption (June 23, 2004) and dividends paid on these shares in 2004 were treated as interest as opposed to a charge to the deficit.

SFAS 143 'Accounting for Asset Retirement Obligations'

In June 2001, FASB Statement No. 143 was issued which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on July 1, 2003. The adoption of Statement 143 had no effect on Thomas Equipment Limited's financial statements.

FIN 45 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34'

In November 2002, FASB Interpretation No. 45 was issued which enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. Thomas Equipment Limited entered into a sales contract with a dealer / distributor which is being accounted for pursuant to Interpretation No. 45.

SFAS 132 'Employers' Disclosures about Pensions and Other Postretirement
Benefits'

In December 2003, FASB Statement No. 132 (revised) was issued which prescribes the required employers' disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Thomas Equipment Limited incorporated the requirements of Statement 132 (revised) in their financial statements for fiscal year 2004. We did not continue the use of a defined benefit plan after the acquisition of Thomas Equipment Limited's business, and as such the adoption of this Statement did not have an effect on our financial statements.

SFAS 146 'Accounting for Costs Associated with Exit or Disposal Activities'

In June 2002, FASB Statement No. 146 was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of Statement 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Thomas Equipment Limited undertook a restructuring of its operations during fiscal year 2004 which was accounted for pursuant to Statement 146, as discussed above.

SFAS 123(R) 'Share-Based Payments'

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The Company does not believe that the adoption of FAS 123 (R) will have a material impact on the financial statements as there are only 30,000 options, issued to directors, to purchase 30,000 shares of common stock outstanding at December 31, 2004.

SFAS 153 'Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29'

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed being measured at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

QUARTER ENDED DECEMBER 31, 2004 FOR THOMAS EQUIPMENT, INC.

Prior to our acquisition of the operations and certain assets of Thomas Equipment Limited, they were not generating sufficient cash flows to cover their operating costs and to fund investments in working capital and additions to property, plant and equipment. Thomas Equipment Limited also had a working capital deficit and shareholder's deficiency at the date we acquired their business and certain assets.

As discussed below, we have also experienced negative cash flows in our first quarter of operations which is likely to continue until such time as our receivables become due and their collection will begin to offset the cash used in paying our operating expenses. In connection with our founding and the acquisition of Thomas Equipment Limited's business and certain of its assets we received approximately $2,472 in proceeds from the sale of our common stock and secured $30,910 in convertible borrowings and the sale of redeemable preferred stock during the three months ended December 31, 2004. At December 31, 2004 we had cash on hand of $741 and availability under our convertible credit facilities of approximately $1,010. In January 2005, we negotiated a $4,000 increase in our credit facility.

At March 15, 2005 we had approximately $1,000 of cash on hand and an availability of approximately $1,000 under our credit facilities at Thomas Equipment and an availability of approximately $1,000 under our credit facilities at Pneutech. Coupled with combined (ie: Pneutech and Thomas Equipment) receivables of approximately $24,000 at March 15, 2005 we believe we have sufficient resources to fund our operations for at least the next twelve months. As such we do not believe, in the short-term, we will have the same difficulties and concerns about our ability to continue as a going concern as our predecessor. However, our agreements with our significant creditor, and minority shareholder, Laurus, provide significant penalties and default provisions if our registration statement is not declared effective by June 22, 2005.

During the three months from inception on October 1, 2004 through December 31, 2004, we had a net loss of $8,155 which included non-cash items totaling $7,507, consisting of stock based compensation and depreciation and amortization of debt discount related to the issuance of warrants. However, as we only acquired inventory and property, plant and equipment along with Thomas Equipment Limited's business and the fact that we only took over operations effective October 1, 2004, our sales terms to customers resulted in collecting only $3,813 in cash from sales while our receivables increased to $10,820. Offsetting a portion of the low level of cash received were an increase in trade payables of $7,188. As a result net cash used in operating activities during the quarter was $4,230.

Changes in demand for our products and currency exchange rates will affect the amount of cash we realize on sales and the costs of our operations thereby affecting our cash provided by or (used in) operating activities. Similarly, as substantially all of our debt has variable interest rates, a change in interest rates will affect our cash flows from operations.

Net cash used in investing activities was $27,998 of which $722 was used for the purchase of new machinery and equipment while $27,276 was used in the acquisition of assets from Thomas Equipment Limited.

Net cash provided by financing activities was $33,082 consisting of $27,146 of debt used to acquire the assets of Thomas Equipment Limited, $2,472 in proceeds from the sale of our common stock principally to founders and $3,613 in additional borrowing under our credit facilities. At December 31, 2004 our debt and redeemable preferred stock have terms of 18 to 36 months with interest rates ranging from 4% to 8.2%. Except for the redeemable preferred stock ($8,303), which is due on June 26, 2006, $8,171 and $14,948 of debt is convertible into shares of our common stock at $2.25 and $1.50 per share, respectively. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding.

As our debt is substantially payable in U.S. dollars and our functional currency is in Canadian dollars, changes in exchange rates between the two currencies could have a positive or negative impact on the amount and our ability to repay such debt. In addition, the convertible debts have prepayment penalties ranging from 3% to 5% for early payment or payments in cash (as the lender wishes to be paid through conversion to common shares).

In connection with the acquisition of Thomas Equipment Limited's assets we entered into a two year capital lease of $5,210 for the purchase of land and buildings from Thomas Equipment Limited. The terms of the capital lease require minimum monthly payments of $498 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the lease to purchase the properties for for $4,776 (as translated to U.S. dollars on October 1, 2004). Similarly, Thomas Equipment Limited has the right to require us to purchase the property subject to certain provisions such as a favorable environmental study.

SUBSEQUENT FINANCING ACTIVITIES

Roynat Merchant Capital Inc.

Concurrently with the acquisition of Pneutech, we entered into financing agreements with Roynat Merchant Capital Inc. ("Roynat US"). RoyNat Capital Inc. ("Roynat Capital"), an affiliate of Roynat US, had provided financing to Pneutech which was terminated upon the closing. In connection therewith, on the closing the following transactions occurred:

      o Roynat Capital was paid $2,325 in consideration for the cancellation of its Pneutech preferred shares and payment of accrued dividends thereon;

      o Roynat Capital was paid $1,038 in consideration for the cancellation of warrants previously issued by Pneutech to Roynat Capital;

      o Roynat Capital was paid $3,321 in full satisfaction of all amounts due pursuant to a convertible debenture issued by Pneutech to Roynat Capital;

      o     we sold a subordinated debenture to Roynat US for $5,397; and

      o we issued warrants to Roynat US to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share.

Laurus Master Fund, Ltd.

On November 9, 2004, we entered into agreements with Laurus Master Fund, Ltd, a Cayman Islands corporation, pursuant to which we sold convertible debt, an option and a warrant to purchase our common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Concurrently with the closing of the Pneutech acquisition, we and Laurus amended certain terms of the original agreements, including the following:

      o we issued an additional secured convertible term note in the principal amount of $1,900 to Laurus;

      o we issued Laurus a common stock purchase warrant exercisable to purchase 150,000 shares of common stock for a period of seven years at a price of $2.25 per share; and

      o the payments on the previously issued secured convertible term note in the principal amount of $6,000 shall not commence until July 1, 2005, at which time the initial monthly payment in the amount of $207 shall be due and shall be due each month thereafter until the note is paid in full.

Item 2. Controls And Procedures.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

      In January 2005, TE2004 and Clifford Rhee were served in a legal action by Neil D'Souza, the former President and CEO of Thomas Equipment Limited. Mr. D'Souza claims he was offered employment by TE2004 in connection with the acquisition of the assets of Thomas Equipment Limited, which offer of employment was not honored. Mr. D'Souza claims damages of approximately $409,000, plus additional unspecified amounts. The Company intends to defend to vigorously defend this action.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

      On November 9, 2004, the Company entered into agreements with Laurus Master Funds, Ltd, a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following:

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

      The principal amount of the secured convertible term note is repayable at the rate of $181,818 per month together with accrued but unpaid interest, commencing on March 1, 2004. Such amounts may be paid, at the holder's option
(i) in cash with a 3% premium; or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.64, the Company may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The term note may be redeemed by the Company in cash by paying the holder 103% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

      The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on November 9, 2007. The secured convertible minimum borrowing note may be redeemed by the Company in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50

      Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution.

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

ITEM 5. Other Information.

      None.

ITEM 6. Exhibits.

EXHIBIT
NUMBER                                   DESCRIPTION
--------------------------------------------------------------------------------

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


                                        THOMAS EQUIPMENT, INC.


Dated:   April 1, 2005                  By: /s/Clifford M. Rhee
                                            ------------------------------------
                                            Clifford M. Rhee,
                                            President Chief Executive Officer


Dated:   April 1, 2005                  By: /s/Luigi Lo Basso
                                            ------------------------------------
                                            Luigi Lo Basso,
                                            Chief Financial Officer and
                                            Principal Accounting Officer