Form 10QSB
period 2005-03-31
Thomas Equipment, Inc.
filed 2005-05-13
CIK 1122380

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2005

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from _______________ to _______________

Commission File Number: 333-44586


                             Thomas Equipment, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


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


                                 (312) 224-8812
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,250,000 shares of common stock, $.001 par value per share, as of May 13, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

ITEM 1. FINANCIAL STATEMENTS

                             THOMAS EQUIPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                  (Unaudited - in thousands, except share data)

================================================================================

ASSETS

Current assets:
  Cash                                                                   $ 1,111
  Accounts receivable, net of allowance for doubtful accounts of $577     25,269
  Inventories                                                             36,475
  Prepaid expenses                                                         1,804
  Other assets                                                               235
                                                                         -------
                                                                          64,894

Property, plant and equipment, net                                        19,695

Deferred finance costs                                                     1,455

Other assets                                                               2,384

Goodwill                                                                   6,371
                                                                         -------
                                                                         $94,799
                                                                         =======


                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                           (Unaudited - in thousands)
                                                                    (-continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:
  Credit facilities                                                    $  9,762
  Convertible credit facility                                            13,690
  Trade payables                                                         19,844
  Warranty liability                                                        420
  Other payables and accrued liabilities                                  6,671
  Current portion of long term debt                                       8,419
  Current portion of convertible long term debt                           2,448
  Current portion of capital lease obligations                              137
                                                                       --------
                                                                         61,391

Long term debt                                                            1,360
Convertible long term debt                                                3,783
Capital lease obligations                                                 4,965
Deferred taxes                                                              547
Redeemable preferred stock                                                8,220

Stockholders' Equity:
Common stock                                                                213
Additional paid in capital                                               26,333
Accumulated deficit                                                     (11,902)
Accumulated other comprehensive income (loss)                              (111)
                                                                       --------
                                                                         14,533
                                                                       --------
                                                                       $ 94,799
                                                                       ========

================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (Unaudited - in thousands, except share data)

===================================================================================================================
                                           Successor Business       |               Predecessor Business
                                      ---------------------------   |  --------------------------------------------
                                          Three                     |     Three          Three            Nine
                                          Months       Six Months   |     Months         Months           Months
                                          Ended           Ended     |     Ended          Ended            Ended
                                        March 31,       March 31,   |   September       March 31,       March 31,
                                          2005            2005      |    30, 2004          2004            2004
                                      ------------    ------------  |  ------------    ------------    ------------
Sales                                 $     17,036    $     31,452  |  $     13,857    $     12,622    $     39,199
                                                                    |
Cost of sales                               14,770          26,912  |        11,770          10,902          33,978
                                      ------------    ------------  |  ------------    ------------    ------------
                                                                    |
Gross profit                                 2,266           4,540  |         2,087           1,720           5,221
                                                                    |
Operating expenses:                                                 |
Selling                                      1,759           3,120  |         1,797           1,561           4,632
General and administrative                   1,931           3,346  |         2,221           1,588           4,263
Provision for doubtful receivables              57             131  |            41             265           1,228
Stock based compensation                        --           6,431  |            --              --              --
Other (income) expense                         226             442  |          (884)           (103)           (763)
                                      ------------    ------------  |  ------------    ------------    ------------
                                             3,973          13,470  |         3,175           3,311           9,360
                                      ------------    ------------  |  ------------    ------------    ------------
                                                                    |
Operating loss                              (1,707)         (8,930) |        (1,088)         (1,591)         (4,139)
                                                                    |
Other expenses -                                                    |
Net financial expense (income)               2,037           2,972  |           499             (14)             19
                                      ------------    ------------  |  ------------    ------------    ------------
                                                                    |
Net loss before income taxes                (3,744)        (11,902) |        (1,587)         (1,577)         (4,158)
                                                                    |
Provision for income taxes                      --              --  |            15              17              49
                                      ------------    ------------  |  ------------    ------------    ------------
                                                                    |
Net loss                              $     (3,744)   $    (11,902) |  $     (1,602)   $     (1,594)   $     (4,207)
                                      ============    ============  |  ============    ============    ============
                                                                    |
Weighted average shares outstanding     20,435,393      20,214,088  |     2,643,000       2,643,000       2,643,000
                                      ------------    ------------  |  ------------    ------------    ------------
                                                                    |
Basic and diluted loss per share      $      (0.18)   $      (0.59) |  $      (0.60)   $      (0.60)   $      (1.59)
                                      ============    ============  |  ============    ============    ============
                                                                    |
Reconciliation of Comprehensive Loss:                               |
Net loss                              $     (3,744)   $    (11,902) |  $     (1,602)   $     (1,594)   $     (4,207)
Other comprehensive income (loss) -                                 |
foreign currency translation                   115            (111) |          (726)            269            (633)
                                      ------------    ------------  |  ------------    ------------    ------------
Total comprehensive loss              $     (3,629)   $    (12,013) |  $     (2,328)   $     (1,325)   $     (4,840)
                                      ============    ============  |  ============    ============    ============
===================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           (Unaudited - in thousands, except share and per share data)

--------------------------------------------------------------------------------

                                               Common Stock         Additional                      Other
                                          -----------------------    Paid-In     Accumulated    Comprehensive
                                            Shares       Amount      Capital        Deficit         Loss           Total
                                          ---------------------------------------------------------------------------------
BALANCES, OCTOBER 1, 2004 (Inception)             --   $       --   $       --   $        --    $          --    $       --

Contribution of services                          --           --          322            --               --           322

Common stock issuances for cash           18,925,000          189        2,095            --               --         2,284

Stock based compensation on common
  stock subscription                              --           --        6,431            --               --         6,431

Issuance of common stock in exchange
  for net liabilities in a
  recapitalization                         1,075,000           11          (11)           --               --            --

Debt discount related to warrants and
  stock options issued in
  connection with financing                       --           --        6,238            --               --         6,238

Acquisition of Pneutech                    1,082,641           11        4,480            --               --         4,491

Issuance of shares in repayment of debt      167,359            2          494            --               --           496

Debt discount related to warrants and
  stock options issued in
  connection with financing                       --           --        4,680            --               --         4,680

Warrants issued in connections with
  professional services                           --           --        1,604            --               --         1,604

Foreign exchange translation loss                 --           --           --            --             (111)         (111)

Net loss                                          --           --           --       (11,902)              --       (11,902)

                                          ---------------------------------------------------------------------------------
BALANCES, MARCH 31, 2005                  21,250,000   $      213   $   26,333   $   (11,902)   $        (111)   $   14,533
                                          =================================================================================
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                            Successor |
                                                            Business  | Predecessor Business
                                                           ---------- | ---------------------
                                                                      |   Three       Nine
                                                           Six Months |   Months     Months
                                                              Ended   |   Ended      Ended
                                                            March 31, | September   March 31,
                                                              2005    | 30, 2004      2004
                                                           ---------- | ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                 |
Net loss                                                   $  (11,902)| $  (1,602)  $  (4,207)
Adjustments to reconcile net loss to net cash used in                 |
  operating activities:                                               |
    Stock compensation                                          6,431 |        --          --
    Amortization of debt discount and premium                   1,332 |        --          --
    Depreciation and amortization                                 764 |       531       1,209
    Gain on sale of property, plant and equipment                  -- |        (3)        (29)
    Contribution of services                                      322 |        --          --
    Allowance for doubtful accounts                               577 |
Net change in working capital items                            (5,129)|    (1,111)       (382)
Net change in employee future benefit liabilities                  -- |         8          33
                                                           ---------- | ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                          (7,605)|    (2,177)     (3,376)
                                                           ---------- | ---------   ---------
                                                                      |
CASH FLOWS FROM INVESTING ACTIVITIES:                                 |
  Equipment acquired on acquisition                            (7,250)|        --        (977)
  Other assets acquired on acquisition                        (20,053)|        --          --
  Insurance claim received                                         -- |        --         587
  Proceeds on sale of property, plant and equipment                -- |        20          47
  Purchase of property, plant and equipment                      (722)|      (292)         --
                                                           ---------- | ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                        (28,025) |     (272)       (343)
                                                           ---------- | ---------   ---------
                                                                      |
CASH FLOWS FROM FINANCING ACTIVITIES:                                 |
  Proceeds from debt issuance related to assets acquired       27,146 |        --          --
  Net repayments of advances from affiliated companies             -- |      (588)      4,339
  Increase in bank advances                                     3,334 |     2,277        (779)
  Proceeds from stock subscriptions                             2,472 |        --          --
  Additional advances under the credit facility                 3,807 |        --          --
  Payments under the credit facility                             (110)|        --          --
  Payments on capital lease obligations                          (249)|        --          --
                                                           ---------- | ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      36,400 |     1,689       3,560
                                                           ---------- | ---------   ---------
                                                                      |
NET INCREASE (DECREASE) IN CASH                                   770 |      (760)       (159)
                                                                      |
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           341 |        23          86
                                                                      |
CASH, BEGINNING OF PERIOD                                          -- |       823          80
                                                           ---------- | ---------   ---------
                                                                      |
CASH, END OF PERIOD                                        $    1,111 | $      86   $       7
                                                           ==================================
                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)
                                                                    (-continued)

                                                                   Successor    |
                                                                   Business     |       Predecessor Business
                                                               ---------------- | --------------------------------
                                                                                |      Three            Nine
                                                                                |      Months           Months
                                                                  Six Months    |      Ended            Ended
                                                                     Ended      |    September         March 31,
                                                                March 31, 2005  |    30, 2004           2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -                              |
  Interest paid                                                $            801 | $             --   $          --
                                                               ================ | ================   =============
                                                                                |
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING                    |
ACTIVITIES:                                                                     |
   Stock based compensation                                    $          6,431 | $             --   $          --
                                                               ================ | ================   =============
   Debt discounts                                              $         10,918 | $             --   $          --
                                                               ================ | ================   =============
   Debt premiums                                               $            751 | $             --   $          --
                                                               ================ | ================   =============
   Property and equipment acquired under capital leases        $          5,210 | $             --   $          --
                                                               ================ | ================   =============
   Warrants issued for professional services                   $          1,604 | $             --   $          --
                                                               ================ | ================   =============
   Pneutech acquisition                                        $          5,488 | $             --   $          --
                                                               ================ | ================   =============
==================================================================================================================

See accompanying notes to consolidated financial statements.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)

1.    Organization and description of the business

We have two business segments, Thomas Equipment and Pneutech.

Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. Thomas also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas has a manufacturing facility in Centreville, New Brunswick, Canada and also operates six retail stores in New Brunswick, Prince Edward Island, Maine, Colorado and Illinois.

Pneutech and its subsidiaries (Rousseau, Hydramen and Samsung), which we acquired on February 28, 2005, are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in South Korea.

2.    Acquisitions

On October 11, 2004, we (Thomas Equipment, Inc. or "TEQI," formerly Maxim Mortgage Corporation, a Delaware corporation) entered into an Agreement and Plan of Reorganization with Thomas Equipment 2004 Inc. ("TE2004"), a Canadian corporation and Thomas Ventures Inc. ("TVI"), a Delaware corporation (both TE2004 and TVI were formed in 2004 for the purposes of the asset acquisition described below). Under the terms of the agreement, we acquired 100% of the common stock of TE2004 and TVI in exchange for the issuance by us of 16,945,000 common shares. Although TEQI was the legal acquirer, TE2004 was considered the accounting acquirer and as such the acquisition was accounted for as a recapitalization. Immediately prior to the reorganization, TEQI had 1,075,000 shares of common stock outstanding (after a 1-40 reverse split) and no net assets or liabilities. The officers and directors of TE2004 and TVI assumed similar positions with TEQI. As a result, the accompanying condensed consolidated financial statements represent the results of operations and cash flows of the accounting acquirer (TE2004) from the date of inception, October 1, 2004.

Acquisition of Assets of Thomas Equipment Limited

On November 9, 2004, TE2004 acquired the fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited" an unrelated Company) effective as of October 1, 2004. The acquisition was accounted for by the purchase method in accordance with Financial Accounting Standards Board Statement No. 141 ("SFAS 141") and the results of operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price (including capital leases), calculated in accordance with SFAS 141, was $33.9 million.

The following is a summary of the assets acquired at the date of acquisition, at fair value:

Assets acquired:
       Inventory                                                $22,188
       Fixed assets                                              11,691
                                                                -------
       Assets acquired                                          $33,879
                                                                =======

Consideration paid:
       Deposit                                                  $   198
       Deferred payable                                           2,967
       Note payable                                               2,140
       Capital lease obligations                                  5,210
       Preferred shares                                           7,926
       Acquisition financing and payment of transaction costs    15,438
                                                                -------
       Consideration paid                                       $33,879
                                                                =======

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


The difference between our value, and allocation, of the purchase price and that which Thomas Equipment Limited reported in their financial statements primarily arises from third party costs we incurred in connection with the transaction and the use of a different discount rate with respect to the capital lease obligations.

Acquisition of Pneutech Inc.

On February 28, 2005, we acquired 100% of the common stock of Pneutech, in exchange for 1,082,641 shares of our common stock and warrants to purchase 211,062 shares of common stock, exercisable at $3.00 per share. An additional 167,359 shares of our common stock were issued to an unrelated party as of the closing in exchange for the cancellation of approximately $496 of debt owed by Pneutech.

The following is a summary of the net assets acquired at the date of acquisition, at fair value:

Net assets acquired
       Working capital                        $  2,225
       Property and equipment                    7,868
       Other assets                                572
       Goodwill                                  6,252
       Long term debt                          (10,324)
       Other liabilities                        (1,105)
                                              --------
       Net assets acquired                    $  5,488
                                              ========

Consideration paid:
       Common shares issued (1,082,639)       $  3,470
       Warrants for common shares (211,062)        260
       New borrowings                            1,758
                                              --------
       Consideration                          $  5,488
                                              ========

Upon the closing, Pneutech also redeemed 929 preference shares and 530,000 special shares owned by 3156176 Canada, Inc. for an aggregate of $509. Clifford Rhee, the President and a member of our Board of Directors is the beneficial owner of 3156176 Canada, Inc., which was the owner of approximately 47% of the common shares, 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee is also the President and a member of the Board of Directors of Pneutech and continues to serve as President of both TEQI and Pneutech. The members of our Board were appointed as members of the Pneutech Board. Because Mr. Rhee had a controlling interest in Pneutech, the fair value increase in the assets acquired and the allocation to goodwill in Pneutech has been reduced by the proportionate share of his post-combination ownership percentage.

The results of operations and financial position of Pneutech have been included in our consolidated financial statements since the acquisition date. The following unaudited pro forma financial information for the three and nine months ended March 31, 2005 and 2004 includes the historical and pro forma effects of the October 1, 2004 acquisition of the business and certain assets of Thomas Equipment Limited and the February 28, 2005 acquisition of Pneutech Inc. and its subsidiaries, together with other pro forma adjustments, as if these transactions had taken place at the beginning of the periods presented.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


The unaudited pro forma financial information is not necessarily indicative of what the results of operations actually would have been if the transactions had in fact occurred at the beginning of the periods presented. Moreover, they are not intended to be indicative of future results of operations or financial position.

(in thousands, except per share data)

                                            Three        Three          Nine         Nine
                                           Months       Months       Months        Months
                                            Ended        Ended        Ended         Ended
                                        March 31,    March 31,    March 31,     March 31,
                                             2005         2004         2005          2004
                                        -------------------------------------------------
Sales                                   $  25,073    $  23,952    $   85,435    $  71,472
                                        =================================================

Net income (loss)                       $  (4,808)   $  (1,198)   $  (15,601)   $  (6,726)
                                        =================================================

Earnings per share: basic and diluted   $   (1.80)   $   (0.45)   $    (5.86)   $   (2.52)
                                        =================================================

3. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation SB of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

The accompanying unaudited consolidated statements of operations and of cash flows include the accounts of Thomas Equipment Limited, our predecessor, for the three months ended September 30, 2004 and for the three and nine months ended March 31, 2004. Although many of the accompanying accounting policies apply to the preparation of Thomas Equipment Limited's financial statements, the accompanying notes, except for the segment information in Note 13, do not relate to Thomas Equipment Limited but rather to TEQI from its inception on October 1, 2004. Thomas Equipment Limited's operating results for the three months ended September 30, 2004 and for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

Principles of consolidation

The consolidated financial statements include the accounts of TEQI and its wholly owned subsidiaries TVI, TE2004 and Thomas Europe NV from October 1, 2004, the date that TE2004 acquired the business operations and certain assets of Thomas Equipment Limited. The accounts of Pneutech and its subsidiaries are included from March 1, 2005, the date that TEQI acquired Pneutech. All inter-company accounts and transactions have been eliminated in consolidation.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


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

Translation of foreign currencies

Our functional currency is the Canadian dollar. Our foreign currency transactions and balances are translated into Canadian dollars using the temporal method. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated into Canadian dollars at the rate of exchange prevailing at the transaction date. The resulting foreign currency exchange gains and losses are included in earnings for the periods presented.

Assets and liabilities are then translated into United States dollars (reporting currency) at the exchange rate in effect at each period end. Revenues, expenses, gains and losses are translated into United States dollars at the average rate of exchange prevailing during the period. All translation effects of exchange rate changes are included as a separate component of stockholders' equity.

Revenue recognition

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104"), revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exist; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured.

Delivery and sales of equipment and service parts are recorded when title and all risks of ownership are transferred to the independent dealer, distributor or retail customer. No right of return exists on sales of equipment except for goods sold under buy back arrangements (see below) which are not recorded as sales.

In some circumstances, goods are shipped to dealers and distributors on a consignment basis under which title and risk of ownership are not transferred to the dealers and distributors. Accordingly, sales revenues are not recorded until a retail customer has purchased the goods.

We make appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty costs.

Although we currently have no such arrangements, financing revenue will be recorded over the terms of the related receivables using the interest method. Late payment interest of 12% p.a. charged to customers who have overdue accounts is not recognized until received.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


Buy back arrangements

Although we have not engaged in any buy-back arrangements since our inception, we may do so in the future and the following policy, previously used by our predecessor, may be used by management with respect to such transactions.

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

The equipment will be included on the balance sheet at cost and amortized on a straight-line basis over its estimated useful life of three years with corresponding debits to cost of sales. The deferred revenue and unamortized carrying value of the equipment is removed from the balance sheet and included in sales and costs of sales respectively in the consolidated statement of operations if the dealer/distributor resells the equipment to a retail customer during the buy back period.

Allowance for doubtful accounts

The allowance for doubtful accounts is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in receivables, based on historical experience, including the historical loss experience of the predecessor company. Receivables are determined to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

Product warranties

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. These costs are estimated based on historical warranty claims, including the historical warranty experience of the predecessor company. Warranty provisions are included as a component of cost of sales.

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

Inventory

Inventory is valued at the lower of cost and net realizable value with cost being determined on an average cost basis. The cost of goods in process includes the cost of raw materials, direct labour and manufacturing overhead.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation and impairment allowances. Depreciation is provided from the date assets are put into service at rates to depreciate the carrying cost of the property, plant and equipment over their estimated useful lives on a straight-line basis as follows:

      Property and plant under capital leases, excluding land        10-20 years
      Production machinery and equipment                             10-15 years
      Office furniture and equipment                                 8 years
      Computer equipment                                             3 years
      Automotive equipment                                           3 years

We evaluate the carrying value of property, plant and equipment when events and circumstances warrant such a review. If the carrying values of the assets are considered to be impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset.

Long-lived assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed long lived assets during the quarter ended March 31, 2005 and determined that no impairment allowance was necessary.

Deferred finance charges

Deferred finance charges are amortized over the terms of the related party credit facilities, using the effective interest method.

Redeemable preferred shares

Preferred shares that are redeemable at the option of the holder have been classified as a liability in the consolidated balance sheet and dividends paid or accrued on these shares have been classified as a financial expense in our consolidated statement of operations.

Advertising costs

Advertising costs of $308 for the six months ended March 31, 2005 were expensed as incurred and reported as a component of selling expenses.

Research and development costs

Research and development costs of $520 for the six months ended March 31, 2005 were expensed as incurred and include salaries, contractor fees, building costs, utilities and administrative expenses.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


Income taxes

We utilize Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

We have recorded a full valuation allowance against the benefits that would result from losses incurred to date, based on a history of losses from the predecessor owner of the assets purchased, as we are unable to determine if the losses will be utilized. However, at Pneutech there were timing differences related to property, plant and equipment which resulted in a net liability at March 31, 2005.

Net loss per share

We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (consisting of common stock options and warrants) are not considered in the computations.

Stock - based compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued, and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted Statement of Financial Accounting Standards No. 148 ("SFAS 148"). "Accounting for Stock-Based Compensation - Transition and Disclosure" This statement amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS 123 and amended by SFAS 148, the Company continues to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based employee compensation arrangements.

New pronouncements

SFAS 123(R) 'Share-Based Payments'

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123 (R)"), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply SFAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123. SFAS 123 (R) is effective for the first reporting period beginning after December 31, 2005. We do not believe that the adoption of SFAS 123 (R) will have a material impact on our consolidated financial statements as there are only 30,000 options, issued to employees, to purchase 30,000 shares of common stock outstanding at March 31, 2005.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


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

4.    Inventories

Raw materials and spare parts                                      $       8,402
Work in process                                                            2,503
Finished goods                                                            25,284
Packaging and supplies                                                       286
                                                                   -------------
                                                                   $      36,475
                                                                   =============

5. Property, plant and equipment

                                                    Accumulated
                                             Cost   Depreciation  Net Book Value

Land                                      $ 1,364                 $        1,364
Property and plant under capital leases     8,581   $        270           8,311
Production machinery and equipment          7,949            357           7,592
Office furniture and equipment                639             16             623
Computer equipment                            679             62             617
Automotive equipment                          743             59             684
Construction in process                       504             --             504
                                          --------------------------------------
                                          $20,459   $        764  $       19,695
                                          ======================================

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


6.    Long term debt

Note payable to Thomas Equipment Limited, bearing interest at 4%, with annual principal repayments plus interest, maturing on October 31,
2006                                                                    $ 2,219

Debenture payable to Roynat US, bearing interest at 15%, due December
30, 2005                                                                  5,343

      Unamortized debt discount (note 12)                                (2,384)
                                                                        -------
                                                                          2,959
                                                                        -------

Various loans with interest rates ranging from Canadian prime rate plus 1.5% to 8.45% (Canadian prime was 5.75% at March 31, 2005), amortized from 2007 to 2009, repayable in monthly instalments of
principal of $28 plus interest                                              524

Samsung Industries - various loans with interest rates ranging from
4.12% to 12.00% repayable through 2012.                                   2,997

Private loans with interest rates ranging from 3% to 8%, with regular
principal and interest payments providing for repayment by 2006           1,080
                                                                        -------

Total                                                                     9,779
Less: current portion                                                    (8,419)
                                                                        -------
                                                                        $ 1,360
                                                                        =======

Principal repayments are as follows, for the fiscal years ending
June 30:
2005                                                                    $   852
2006                                                                      8,352
2007                                                                      1,930
2008                                                                        247
2009                                                                        223
thereafter                                                                  559

The debenture payable to Roynat US and the Samsung Industries loans were repaid on April 19, 2005 with part of the proceeds from the sale of preferred stock and warrants (see note 17).

7.    Convertible long term debt

Term loan, with Laurus Master Funds Ltd. ("Laurus," a related party), bearing interest at US prime plus 3% (8.2% at March 31, 2005) with
monthly principal repayments of $207 per month plus interest.           $ 6,000

      Unamortized debt discount and premium (note 12)                    (1,295)
                                                                        -------
                                                                          4,705
                                                                        -------

Term loan, with Laurus Master Funds Ltd. ("Laurus," a related party), bearing interest at US prime plus 3% (8.2% at March 31, 2005) with
monthly principal repayments of $66 per month plus interest               1,900

      Unamortized debt discount and premium (note 12)                      (374)
                                                                        -------
                                                                          1,526
                                                                        -------

Less current portion                                                     (2,448)
                                                                        -------
                                                                        $ 3,783
                                                                        =======

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


Principal repayments start in July 2005 and are as follows, for the fiscal years ending June 30:
2005                                                                    $     0
2006                                                                      3,270
2007                                                                      3,270
2008                                                                      1,360

The principal repayments and interest payments for the term loans can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 3%. Payments in common stock have a fixed conversion price of two dollars and twenty five cents per common share.

8.    Convertible credit facility - related party and other credit facilities

Effective November 9, 2004, the company entered into a three-year revolving credit facility agreement with Laurus Master Funds Ltd. ("Laurus"). The purpose of the credit facility was to provide TE2004 with funds to purchase the inventory and fixed assets of Thomas Equipment Limited and other general corporate purposes. The credit facility is secured by substantially all of our assets.

On January 26, 2005, we received an increase in the credit facility with Laurus from $16,000 to $20,000. Laurus charged a fee of $128 and received warrants to purchase 400,000 common shares at an exercise price of $2.25 per share. The revolving loan bears interest at the greater of 7.5% or The Wall Street Journal published US prime rate plus 3%. We are also required to pay fees of 0.30% per annum on the average monthly unused amount of the revolving facility and a 1% per month fee on the balance in excess of the borrowing limit.

The credit facility provides for borrowings utilizing an asset based formula using eligible receivables, inventory, and fixed assets, less any reserves. At March 31, 2005, the amount of available borrowings pursuant to the formula was as follows:

Available borrowings supported by asset base            $18,660
Less: amount borrowed under revolving credit facility    18,504
                                                        -------
Excess availability                                     $   156
                                                        =======

Laurus may require us to convert into common stock all or a portion of the amount outstanding under the credit facility, together with interest and fees thereon, at any time. Laurus has contractually agreed not to convert any portion of the credit faciltiy if exercising the conversion option results in Laurus holding in excess of 9.99% of our outstanding shares of common stock.

Amount borrowed under the revolving credit facility      $ 18,504
       Unamortized debt discount and premium (note 11)     (4,814)
                                                         --------
                                                         $ 13,690
                                                         ========

Any principal repayments and interest payments on $8,000 of this outstanding balance of the credit facility can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 5%. Payments in common stock have a fixed conversion price of one dollar and fifty cents per common share.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


Other credit facilities


      Subsidiaries line of credit          $9,762
                                           ======

The subsidiary companies have authorized operating lines of credit at Canadian prime rate plus .3% and 1.5% (4.55% and 5.75% at March 31, 2005) totalling $10,686, of which, $924 is unused at March 31, 2005. As security, the subsidiary companies have pledged property, general security agreements, assignments of inventory and book debts, guarantees by related companies, and shareholders, an assignment of fire and theft insurance.

9.    Capital lease obligations

Under the terms of the Purchase Agreement with Thomas Equipment Limited, we entered into two-year capital lease agreements with Thomas Equipment Limited. Pursuant to the leases, we have the right at any time prior to the expiration of the leases to purchase the leased properties for $4,953 (based on the March 31, 2005 exchange rate). In addition, Thomas Equipment Limited has a right to require us to purchase the leased properties at the expiration of the leases. The leases require annual payments of $493 plus realty taxes, maintenance, heat and certain other expenses. We have recorded the leases as capital leases with future minimum repayments as follows:

      Fiscal year ending June 30:
      2005                                 $  123
      2006                                    493
      2007                                  5,077
                                           ------
                                            5,693
      Less: amounts representing interest     591
                                           ------
                                           $5,102
                                           ======

10.   Redeemable preferred shares

The Company has 5,000,000 shares of preferred stock authorized, $0.0001 par value, 1,000 shares issued and outstanding.

In connection with the financing of the asset acquisition from Thomas Equipment Limited (note 2), we sold, to the parent of Thomas Equipment Limited, 1,000 shares of redeemable preferred stock. The shares are currently redeemable for their face amount of $8,220 (translated at March 31, 2005) plus accrued but unpaid dividends, at our option at any time or by the holder on or after April 26, 2006. The preferred shares carry a cumulative dividend of 8% per annum increasing to 12% after April 26, 2006. The holder of these shares has the right to be an observer at our board meetings.

On April 19, 2005, as described in Note 17, we sold additional preferred shares.

11.   Common stock

At March 31, 2005, we have 200,000,000 authorized shares of common stock, par value $0.01, 21,250,000 shares issued and outstanding.

In October, 2004, immediately prior to the reorganization, we completed a 1 for 40 reverse stock split. After the reverse stock split, Maxim's shareholders retained 1,075,000 shares of common stock in the reorganization, which has been recorded at the value of the net assets (liabilities) assumed which amounted to $0.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


We issued 16,945,000 shares to our founders for $2,819 or an average of $0.20 per share. Management has estimated, using the price that the highest paying founding shareholder paid and an analysis of the market price of the stock immediately after the reorganization, that the fair value of the shares was $0.59. The difference resulted in an immediate expense of $5,481.

In October 2004, in connection with the issuance of debt and obtaining the credit facility, we sold 1,980,000 shares to Laurus for $20. Based on a fair value of $0.59, we recorded $950 of "stock based compensation" expense for this issuance.

On February 28, 2005, we issued 1,082,641 shares in connection with the acquisition of Pneutech and 167,359 shares to repay certain debt owed by Pneutech.

12.   Stock options and warrants

In October 2004, in connection with the issuance of debt and obtaining the credit facility, we issued 4,020,000 stock options and 2,200,000 warrants to Laurus. The options and warrants have an exercise price of one cent per share and $2.25 per share, respectively, are exercisable at any time and expire on November 9, 2011. Using the Black-Scholes option pricing model, the options and warrants were valued at $4,028 and $2,160, respectively, which was recorded as a discount from the related debts and is being amortized over the estimated life of those debts of three years.

On January 26, 2005, in connection with an increase in the credit facility with Laurus from $16,000 to $20,000, we issued to Laurus warrants to purchase 400,000 common shares at an exercise price of $2.25 per share. The warrants are exercisable at any time and expire on January 26, 2012. Using the Black-Scholes option pricing model, the warrants were valued at $1,542, which was recorded as a discount from the related debt and is being amortized over the estimated life of that debt of 30 months.

On January 31, 2005, we issued warrants to Redwood Consultants for investor relations for the term of one year to purchase 400,000 shares of common stock at an exercise price of $3 per share. The warrants are exercisable at any time and expire on January 31, 2008. Using the Black-Scholes option pricing model, the warrants were recorded as $1,604 and are being amortized over the estimated life of the services.

On February 28, 2005, in connection with the acquisition of Pneutech, 211,062 warrants were granted to the former Pneutech shareholder as part of the purchase price consideration to purchase 211,062 shares of common stock at an exercise price of $3 per share. The warrants are exercisable at any time and expire on February 28, 2010. Using the Black-Scholes option pricing model, the warrants were valued at $260, which was recorded as part of the consideration for the acquisition of Pneutech.

Also on February 28, 2005, in connection with the sale to Laurus of an additional secured convertible term note with a principal amount of $1,900, we issued to Laurus warrants to purchase 150,000 common shares at an exercise price of $2.25 per share. The warrants are exercisable at any time and expire on February 28, 2012. Using the Black-Scholes option pricing model, the warrants were valued at $488, which was recorded as a discount from the related debt and is being amortized over the estimated life of that debt of 33 months.

Also on February 28, 2005, in connection with the acquisition of Pneutech and the sale of a $5,247 principal amount debenture to Roynat US, we issued to Roynat US warrants to purchase 1,000,000 common shares at an exercise price of $3 per share. The warrants are exercisable at any time and expire on January 26, 2012. Using the Black-Scholes option pricing model, the warrants were valued at $2,649 which was recorded as a discount from the related debt and is being amortized over the term of that debt.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


13.   Segment information

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

Revenues by destination and product group were as follows:

                     ---Successor Business---- |  -----------Predecessor Business----------
                                               |
                     Three months   Six Months |  Three Months   Three Months   Nine Months
                        ended         Ended    |      ended         ended         ended
                       March 31,     March 31, |  September 30,    March 31,     March 31,
                         2005          2005    |      2004           2004          2004
                     ------------   ---------- |  ------------   ------------   -----------
Thomas Equipment     $     12,160   $   26,576 |  $     13,857   $     12,622   $    39,199
Pneutech                    4,876        4,876 |            --             --            --
                     --------------------------|-------------------------------------------
                     $     17,036   $   31,452 |  $     13,857   $     12,622   $    39,199
                     ==========================|===========================================
                                               |
Canada               $      5,981   $    7,890 |  $      2,883   $      1,268   $     7,038
USA                         5,067       11,440 |         7,177          8,493        22,814
Europe                      5,043        9,330 |         2,517            964         6,323
Rest of world                 945        2,792 |         1,280          1,897         3,024
                     ------------   ---------- |  ------------   ------------   -----------
Total sales to                                 |
external customers   $     17,036   $   31,452 |  $     13,857   $     12,622   $    39,199
                     ============   ========== |  ============   ============   ===========
                                               |
Industrial and                                 |
construction         $     16,913   $   30,836 |  $     12,147   $     12,551   $    34,960
Agriculture                   123          616 |         1,710             71         4,239
                     ------------   ---------- |  ------------   ------------   -----------
                                               |
Total sales to                                 |
external customers   $     17,036   $   31,452 |  $     13,857   $     12,622   $    39,199
                     ============   ========== |  ============   ============   ===========

Property, plant and equipment by geographical area as of March 31, 2005 were as follows:

Canada                 $14,847
USA                         66
Korea                    4,782
                       -------

Total                  $19,695
                       =======

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


14.   Contingencies and commitments

Litigation

We are potentially subject to various claims and litigation arising out of the ordinary course and conduct of our business including product liability, intellectual property, labour and employment, environmental and tax matters. We do not consider our exposure to such claims and litigation to be material to the consolidated financial statements.

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

Other commitments

We have entered into operating lease agreements to lease certain premises and office equipment. The annual rent of premises consists of a minimum rent plus realty taxes, maintenance, heat and certain other expenses. Minimum rent payable for premises and office equipment in the aggregate and for each of the next five years is as follows:

           Fiscal years ending June 30:
           2005                                         $     213
           2006                                               749
           2007                                               540
           2008                                               398
           2009                                               326

Guarantees

We have entered into an arrangement with a dealer / distributor under which sales to that dealer / distributor will include a guaranteed buy back value at the end of a three year period if that dealer / distributor has not sold the equipment to a retail customer. There is no potential liability at the balance sheet date as no sales have been made to the dealer / distributor.

15.   Financing expense

        Capital leases                                     $  187
        Credit facility - related party                       818
        Amortization of deferred financing costs              121
        Amortization of debt discount - related party       1,176
        Amortization of debt premium                          156
        Note payable - related party                           44
        Dividends on preferred shares - related party         256
        Amortization of warrants for consulting services      109
        Other                                                 105

                                                           ------
        Total                                              $2,972
                                                           ======

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


16.   Fair value and financial risks

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

We are exposed to normal credit risk from customers. Trade accounts and financing receivables have significant concentrations of credit risk in the industrial and construction industry and, on a geographical basis, in the USA as disclosed in note 13.

Interest rate risk

We are exposed to interest rate risk as future changes in the prevailing level of interest rates affect the cash flows associated with financing receivables and debt obligations. We have not entered into any financial instrument contracts to hedge the interest rate exposure associated with these items.

Foreign currency risk

Our foreign currency translation policy is described in Note 3. We do not enter into foreign currency futures and forwards contracts to manage exposure to foreign currency fluctuations. As at March 31, 2005, our exposure in non-Canadian dollars was: receivables of $14,331, payables of $11,517, credit facilities of $18,504 and cash of $1,227.

17.   Recent events

On April 19, 2005, we entered into agreements with several accredited investors for the sale of an aggregate of 25,000 shares of series A preferred stock (the "Preferred Stock"), and warrants to purchase an aggregate of 2,083,333 shares of common stock exercisable at a price of $3.75 per share at any time during a period of five years (the "Warrants"). The securities were sold for an aggregate cash consideration of $25,000,000. The securities were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. The Company also agreed to cause a resale registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants to be effective within six months of the closing date.

Thomas Equipment, Inc.
March 31, 2005
Notes to the Consolidated Financial Statements
(Unaudited - in thousands, except share data)


The Preferred Stock is convertible into shares of common stock at the rate of $3.00 per share and pays a dividend of 5% per annum in cash. The Preferred Stock may be converted at anytime upon five days notice by the Preferred Stockholders. The Company can require the holders to convert up to 20% of their Preferred Stock per month, if the common stock trades at an average price of $6.00 per share for 20 consecutive days, with average volume of 150,000 shares per day. At any time commencing after three years from the closing date, the Company can redeem the Preferred Stock. If the redemption occurs in the fourth year after issuance, the redemption amount is 200% of the stated value. If the redemption occurs during the fifth year after issuance, the redemption amount is 225% of the stated value. The holder can require the Company to redeem the Preferred Stock at 110% of the stated value, together with accrued dividends, after five years or upon certain events, including:

      o     failure to deliver common stock when required;
      o     failure to effect registration of the common stock; or
      o     a bankruptcy event.

The Company paid the placement agent of the offering a fee of 6% of the aggregate proceeds, together with warrants to purchase 500,000 shares of common stock at an exercise price of $3.00 per share for a period of five years. The warrants are exercisable at any time and expire on April 19, 2010.

The proceeds received from the sale of the preferred stock and the warrants were used to repay the debenture to Roynat US, Samsung Industries long term debt and for general working capital purposes.

On April 21, 2005, we filed a Registration Statement on Form SB-2, to register up to 26,985,000 shares of common stock to be sold in a secondary offering by certain selling stockholders. We will not receive any proceeds from the sale of shares of common stock in the offering. However, we will receive the sale price of any common stock we sell to the selling stockholders upon exercise of the option and/or warrants that they hold. We expect to use the proceeds received from the exercise of the option and/or warrants, if any, for general working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other sections of this Form 10-QSB contain forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs, as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

THE INFORMATION CONTAINED IN THIS FORM 10-QSB IS NOT A COMPLETE DESCRIPTION OF OUR BUSINESS OR THE RISKS ASSOCIATED WITH AN INVESTMENT IN US. READERS ARE REFERRED TO DOCUMENTS FILED BY THOMAS WITH THE SECURITIES AND EXCHANGE COMMISSION, SPECIFICALLY OUR MOST RECENT FORM SB-2 AND OTHER FILINGS, WHICH IDENTIFY IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.

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

Although a significant portion of our sales are transacted in the U.S., Korea and Europe, most of our assets and operations are in Canada and, as a result, our functional currency for recording transactions is the Canadian dollar, which is then translated into U.S. dollars for reporting purposes. Amounts reported throughout this discussion derived from specific financial statements are translated at various period end rates or average period rates. Other amounts not related to results of operations or financial condition have been translated to U.S. dollars at the March 31, 2005 rate of $0.822 per Canadian dollar.

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

Acquisition of Operating Assets from Predecessor Business - Thomas Equipment Limited

On November 9, 2004, Thomas Equipment 2004 acquired, effective as of October 1, 2004, the business, fixed assets and inventory of Thomas Equipment Limited, an unrelated company, for $33,879, which included $5,210 in capital leases. Thomas Equipment Limited is considered to be a predecessor business of ours. As a result, we have included discussions of its results of operations for the periods prior to the acquisition.

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

Acquisition of Operating Businesses - Pneutech, Inc. and Subsidiaries

On February 28, 2005, we acquired 100% of the common stock of Pneutech, in exchange for the issuance by us of a total of 1,082,641 shares of our common stock and warrants to purchase 211,062 shares of common stock, exercisable at $3.00 per share. An additional 167,359 shares of common stock were issued as of the closing in exchange for the cancellation of approximately $496 of debt owed by Pneutech.

Upon the closing, Pneutech also redeemed 929 preference shares and 530,000 special shares owned by 3156176 Canada, Inc. for an aggregate of $509. Clifford Rhee, the President and a member of our Board of Directors is the beneficial owner of 3156176 Canada, Inc., which was the owner of approximately 47% of the common shares, 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee is also the President and a member of the Board of Directors of Pneutech. Upon the Closing of the acquisition, Mr. Rhee continues to serve as President of both the Company and Pneutech. The members of the Company's Board were appointed as members of the Pneutech Board.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004

The information contained in this section is that of Thomas Equipment, Inc. for the three months ended March 31, 2005 and that of our predecessor, Thomas Equipment Limited, for the three months ended March 31, 2004.

--------------------------------------------------------------------------------------------------
For the three months ended March 31,
(unaudited)                            2004                  2005                   % Change
--------------------------------------------------------------------------------------------------
                                                                                   2004 to 2005
Revenues                               $ 12,622    100.0%    $ 17,036     100.0%      35.0%
  Cost of Goods                          10,902     86.4%      14,770      86.7%      35.5%
Gross Profit                              1,720     13.6%       2,266      13.3%      31.7%
  Selling Expenses                        1,561     12.4%       1,759      10.3%      12.7%
  G&A Expenses                            1,588     12.6%       1,931      11.3%      21.6%
Provision for Doubtful Accounts             265      2.1%          57       0.3%     (78.5%)
  Stock Based Compensation                   --        --          --        --         --
  Other (Income) expense                   (103)    (0.8%)        226       1.3%     319.4%
Operating Loss                           (1,591)   (12.6%)     (1,707)    (10.0%)     (7.3%)
Net Financial (Income) Expense              (14)      --        2,037      12.0%         *
  Provision for Income Taxes                 17       --           --        --          *
Net Loss                                 (1,594)   (12.6%)     (3,744)    (22.0%)   (134.9%)
--------------------------------------------------------------------------------------------------

      *  Percentage too large to be meaningful

Revenues

      Results include $4,876 from the acquisition of Pneutech Inc., accounting for most of the change in the quarter. For the three months ended March 31, 2005, revenues increased by 35% to $17,036 net of intercompany sales of $222 compared to Thomas Equipment Limited's $12,622 for the same period in 2004. Excluding Pneutech overall sales volumes in the quarter ended March 31, 2005 remained relatively unchanged from the same period in 2004. However, the product mix changed due to a decision in fiscal 2004 to reduce the number of loaders and screeners being sold through the auction channel, and focus on enhancing stronger dealer relationships to allow Thomas Equipment Limited to increase its overall profitability on its sales. By July 1, 2004, Thomas Equipment Limited had entirely exited the sale of loaders through the auction channel as noted above. The impact of this decision was to decrease revenues by approximately $1,200 for the quarter ended March 31, 2005. Selling prices were increased to compensate for escalating raw material increases (approximately 3%). The impact of this increase was approximately $400. As approximately 35% of sales were denominated in non U.S. dollar currencies (primarily the Euro and the Canadian dollar), the weakening of the U.S. dollar, increased reported sales in the quarter ended March 31, 2005 by approximately $400 compared to the quarter ended March 31, 2004, as the relative value of these non U.S. dollar denominated sales increased compared to the previous year.

Cost of Sales and Gross Profit

      Cost of sales includes $3,808 from the acquisition of Pneutech Inc., accounting for most of the change in the quarter. For the three months ended March 2005, cost of sales increased 35.5% to $14,770 net of intercompany cost of goods of $220 compared to Thomas Equipment Limited's $10,902 for the same period in 2004. As a percentage of sales, costs of sales were 86.4% for the three months ended March 31, 2004 compared to 86.7% for the same period in 2005. This slight increase is mainly due to an increase in the price of steel (approximately $400).

Selling Expenses

      Selling expenses include $339 from the acquisition of Pneutech Inc., accounting for most of the change in the quarter. For the three months ended March 2005, selling expenses increased 12.7% to $1,759 compared to $1,561 for the same period in 2004. As a percentage of sales, selling costs decreased to 10.3% in 2005 from 12.4% in Thomas Equipment Limited's year ended June 30, 2004. This decrease primarily resulted from additional expenditures in 2004 as Thomas Equipment Limited exited from auction sales and focused on increasing dealer sales.

General and administrative Expenses

      General and administrative expenses include $573 from the acquisition of Pneutech Inc. For the three months ended March 2005, general and administrative expenses increased 21.6% to $1,931 compared to Thomas Equipment Limited's $1,588 for the same period in 2004. As a percentage of sales, general and administrative costs decreased to 11.3% from 12.6%, mainly due to the reduction in staff count initiated in July 2004.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense decreased significantly by 78.5% to $57 for the quarter ending March 2005 compared to Thomas Equipment Limited's $265 for the same period in 2004. The reason for this decrease is a result of the 2004 provision being increased to compensate for the accounts that were becoming overdue, as determined by the management review during the quarter ended March 31, 2004.

Other Income (Expense), Net

      Other income (expense), consisting of foreign currency losses and other miscellaneous expenses, amounted to an expense of $226 in the quarter ended March 31, 2005 from Thomas Equipment Limited's net other income of $103 for the same quarter ended in 2004. In 2004 Thomas Equipment Limited had a foreign exchange gain on foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales. The gain in 2004 was primarily caused by the 4.4% weakening of the U.S. dollar against the Canadian dollar between June 2003 and March 2004 as the fair value of Thomas Equipment Limited's foreign exchange contracts was greater on March 31, 2004 compared to June 30, 2003. In fiscal 2004, many of the contracts with positive fair values were exercised resulting in a small net loss for fiscal year 2004. We did not enter into, nor do we have, any such contracts in the quarter ended March 31, 2005.

Net Financial Income (Expense)

      Net financial income (expense), consisting of interest income (expense), amortization of debt discounts and debt premiums and dividends on preferred stock, amounted to an expense of $2,037 in the quarter ended March 31, 2005 compared to an income of $14 in same quarter ended in 2004. In the current fiscal year we entered into various debt agreements which resulted in financing charges consisting of amortization of deferred financing costs, warrant, stock option and premium amortization of approximately $1,224 (an effective interest rate of 8%); dividends on preferred shares of approximately $163 (an effective interest rate of 8%) and interest charges on issued debt of $650.

      During the same period in 2004 most of the Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

Provision for Income Taxes

      During the third quarter 2005, we experienced a loss for tax purposes. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

      As a result of the above, we reported a net loss of $3,744 for the quarter ended March 31, 2005 compared to Thomas Equipment Limited's net loss of $1,594 for same period in 2004.

Comprehensive Loss

      For the quarter ended March 31, 2005 we recorded a gain for currency translation adjustments of $115 compared to Thomas Equipment Limited's gain of $269 for the same period in 2004 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004

Unlike the operating results for the three months ended March 31, 2005, which are our standalone results, the results of operations for the nine months ended March 31, 2005 are a combination of our results for the six months ended March 31, 2005 and those of our predecessor, Thomas Equipment Limited, for the three months ended September 30, 2004. The combined amounts for the nine months ended March 31, 2005 do not include any adjustments for operating differences between us and Thomas Equipment Limited. Significant differences exist in "net financial (income) expense" where we have a significantly different borrowing structure and in "other (income) expense," as Thomas Equipment Limited recognized gains (losses) on the revaluation of foreign currency contracts that we currently do not use. As a result the results of operations for the nine months ended March 31, 2005 are not necessarily indicative of what our results would have been for the nine months had we operated for the entire nine months under our current operating structure.

-------------------------------------------------------------------------------------------------
For the nine months ended March 31,
(unaudited)                          2004                 2005 **                   % Change
-------------------------------------------------------------------------------------------------
                                                                                  2004 to 2005
Revenues                             $ 39,199    100.0%   $ 45,309      100.0%       15.6%
  Cost of Goods                        33,978     86.7%     38,682       85.4%       13.8%
Gross Profit                            5,221     13.3%      6,627       14.6%       26.9%
  Selling Expenses                      4,632     11.8%      4,917       10.9%        6.2%
  G&A Expenses                          4,263     10.9%      5,567       12.3%       30.6%
Provision for Doubtful Accounts         1,228      3.1%        172        0.4%      (86.0%)
  Stock Based Compensation                 --       --       6,431       14.2%         --
  Other (Income) Expense                 (763)    (1.9%)      (442)      (1.0%)     (42.1%)
Operating Loss                         (4,139)   (10.6%)   (10,018)     (22.1%)    (142.0%)
  Net Financial (Income) Expense           19       --       3,471       (7.7%)        --
  Provision for Income Taxes               49       --          15         --       (69.4)
Net Loss                               (4,207)   (10.7%)   (13,504)     (29.8%)    (221.0%)
-------------------------------------------------------------------------------------------------

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

Revenues

      Results include $4,876 from the acquisition of Pneutech Inc., accounting for most of the change for the quarter. For the nine months ended March 31, 2005, revenues increased by 15.6% to $45,309 compared to Thomas Equipment Limited's $39,199 for the same period in 2004. While, overall sales volumes in the nine months ended March 31, 2005 remained relatively unchanged from the same period in 2004, the product mix changed due to a decision in fiscal 2004 to reduce the number of loaders and screeners being sold through the auction channel, and focus on enhancing stronger dealer relationships to allow Thomas Equipment Limited to increase its overall profitability on its sales. By July 1, 2004, Thomas Equipment Limited had entirely exited the sale of loaders through the auction channel as noted above.

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

Cost of Sales and Gross Profit

      Cost of sales includes $3,808 from the acquisition of Pneutech Inc., accounting for most of the change for the quarter. For the nine months ended March 31, 2005 cost of sales increased by 13.8% to $38,682 compared to Thomas Equipment Limited's $33,978 for the same period in 2004. As a percentage of sales, costs of sales for the nine months ended March 2005 was 85.4% as compared to 86.7% for the same period in 2004. The main reason for the decrease in costs of sales as a percentage of sales from 2004 relates to the decision, in fiscal 2004 to cease selling through the less profitable auction channels thus decreasing cost of sales as a percentage of sales by approximately 2%. This was partially offset by the increase in the cost of steel of approximately 40% (which accounts for approximately 10% of total costs of sales) during the nine months ended March 31, 2005 compared to the same period in 2004. As a result of the above, gross profit margin increased by 26.9% to $6,627 for the nine months ended March 31, 2005 compared to Thomas Equipment Limited's $5,521 for the same period in 2004.

Selling Expenses

      Selling expenses include $339 from the acquisition of Pneutech Inc., accounting for most of the change for the quarter. For the nine months ended March 31, 2005, selling expenses increased by 6.2% to $4,917 compared to $4,632 for the same period in 2004. As a percentage of revenues, selling costs decreased to 10.9% in 2005 from 11.8% in 2004. The decrease as a percentage of revenues was due to additional expenditures in 2004 resulting from Thomas Equipment Limited's decision to exit the auction sales business and focus on increasing dealer sales.

General and Administrative Expenses

      General and administrative expenses include $573 from the acquistion of Pneutech Inc. For the nine months ended March 2005 general and administrative expenses increased by 30.6%, to $5,567 compared to $4,263 for the same period in 2004. Current year expenses include initial reporting requirement for accounting and legal fees of approximately $1,000. The three months ended September 30, 2004 include increased costs related to higher product liability insurance and deductible costs, pension curtailment expenses and legal costs associated with marketing Thomas Equipment Limited for sale as well as the impact of the weaker U.S. dollar as the majority of these costs are incurred in Canadian dollars.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense decreased significantly by 86% to $172 for the quarter ended March 2005 from Thomas Equipment Limited's $1228 for the same period in 2004. The reason for this decrease is a result of the 2004 provision being increased to compensate for the accounts that were becoming overdue, as determined by the management review during the quarter ended March 31, 2004.

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

Other Income (Expense), Net

      Other income (expense), consisting primarily of foreign currency gains and losses, severance accruals (2004 only) and other miscellaneous items, amounted to an expense of $442 in the nine months ended March 31, 2005 compared to Thomas Equipment Limited's income of $763 in 2004. In the nine months ended March 31, 2004 and the three months ended September 30, 2004 Thomas Equipment Limited, had net revaluation gains on its foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales due to the weakening of the U.S. dollar against the Canadian dollar over these periods, more so in 2004. We did not enter into, or have, any such since our inception in October 2004. The foreign exchange gains in 2004 were partly offset by special termination benefit costs of $791 recorded by Thomas Equipment Limited in the 3 months ended September 30, 2004 in connection with the group of employees whose positions were terminated in July 2004.

Net Financial Income (Expense)

      Net financial income (expense), consisting of interest income (expense), amortization of debt discounts and debt premiums and dividends on preferred stock, amounted to an expense of $3,471 for the nine months ended March 31, 2005 compared to a net expense of $19 for the same period in 2004. In 2004, we entered into various debt agreements which resulted in financing charges consisting of amortization of deferred financing costs, warrants, stock option and premiums of approximately $2,176 (an effective interest rate of 8%); dividends on preferred shares of approximately $256 (an effective interest rate of 8%) and interest charges on issued debt of $1,040 (an effective interest rate of 8%).

      During 2004 and for three months ended September 30, 2004 most of Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

Provision for Income Taxes

      During the three months ended September 30, 2004 and the six months ended March 31, 2005, Thomas Equipment Limited and Thomas Equipment, respectively, experienced operating and tax losses. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily relate to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time profitability is reasonable assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

      As a result of the above Thomas Equipment and Thomas Equipment Limited reported a combined net loss of $13,504 for the nine months ended March 31, 2005 compared to Thomas Equipment Limited's net loss of $4,207 for same period in 2004.

Comprehensive Loss

      Currency translation adjustments amounted to a loss of $837 for the nine months ended March 31, 2005 compared to Thomas Equipment Limited's loss of $633 for the same period in 2004 related to the translation of accounts to U.S. dollars for reporting purposes.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

QUARTER ENDED MARCH 31, 2005 FOR THOMAS EQUIPMENT, INC.

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

As discussed below, we have also experienced negative cash flows in our first six months of operations which is likely to continue until such time as our receivables become due and their collection will begin to offset the cash used in paying our operating expenses. In connection with our founding and the acquisition of Thomas Equipment Limited's business and certain of its assets we received approximately $2,472 in proceeds from the sale of our common stock and secured $30,759 in convertible borrowings and the sale of redeemable preferred stock during the three months ended December 31, 2004. At March 31, 2005 we had cash on hand of $1,111 and availability under our convertible credit facilities and other credit facilities of approximately $1,080.

At April 30, 2005 we had approximately $7,233 cash on hand including working capital obtained through the sale of referred Shares (disclosed below) and an availability of approximately $2,500 under our credit facilities at Thomas Equipment and an availability of approximately $1,100 under our credit facilities at Pneutech. Coupled with combined (i.e. Pneutech and Thomas Equipment) receivables of approximately $26,000 at April 15, 2005 we believe we have sufficient resources to fund our operations for at least the next twelve months. As such we do not believe, in the short-term, we will have the same difficulties and concerns about our ability to continue as a going concern as our predecessor.

During the six months from inception on October 1, 2004 through March 31, 2005, we had a net loss of $11,902 which included non-cash items totaling $9,426, consisting of stock based compensation and depreciation and amortization of debt discount related to the issuance of warrants. However, as we only acquired inventory and property, plant and equipment along with Thomas Equipment Limited's business and the fact that we only took over operations effective October 1, 2004, our sales terms to customers resulted in collecting $16,177 from sales while our receivables increased to $25,269 which include receivables from the Pneutech acquisition of $12,168. Offsetting a portion of the low level of cash received was an increase in trade payables and other accrued liabilities of $14,779. As a result net cash used in operating activities was $7,605.

Changes in demand for our products and currency exchange rates will affect the amount of cash we realize on sales and the costs of our operations thereby affecting our cash provided by or (used in) operating activities. Similarly, as substantially all of our debt has variable interest rates, a change in interest rates will affect our cash flows from operations.

Net cash used in investing activities was $28,025 of which $722 was used for the purchase of new machinery and equipment while $27,303 was used in the acquisition of assets from Thomas Equipment Limited.

Net cash provided by financing activities was $36,400 consisting of $27,146 of debt used to acquire the assets of Thomas Equipment Limited, $2,472 in proceeds from the sale of our common stock principally to founders and $7,031 in additional borrowing under our credit facilities. At March 31, 2005 the significant portion of our debt and redeemable preferred stock have terms of 18 to 36 months with interest rates ranging from 4% to 8.2%. Except for the redeemable preferred stock ($8,220), which is due on June 26, 2006, $7,900 and $18,504 of debt is convertible into shares of our common stock at $2.25 and $1.50 per share, respectively. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding.

As our debt is substantially payable in U.S. dollars and our functional currency is the Canadian dollar, changes in exchange rates between the two currencies could have a positive or negative impact on the amount and our ability to repay such debt. In addition, our convertible debts have prepayment penalties ranging from 3% to 5% for early payment or payments in cash (as the lender wishes to be paid through conversion to common shares).

In connection with the acquisition of Thomas Equipment Limited's assets we entered into two-year capital leases of $5,210 for the purchase of land and buildings from Thomas Equipment Limited. The terms of the capital leases require minimum annual payments of $493 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $4,953 (translated to U.S. dollars on March 31, 2005). Similarly, Thomas Equipment Limited has the right to require us to purchase the properties subject to certain provisions such as a favorable environmental study.

Subsequent financing activities

On April 19, 2005, we entered into agreements with several accredited investors for the sale of an aggregate of 25,000 shares of series A preferred stock (the "Preferred Stock"), and warrants to purchase an aggregate of 2,083,333 shares of common stock exercisable at a price of $3.75 per share at any time during a period of five years (the "Warrants"). The securities were sold for an aggregate cash consideration of $25,000,000. The securities were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. The Company also agreed to cause a resale registration statement covering the common stock issueable upon conversion of the Preferred Stock and exercise of the Warrants to be effective within six months of the closing date.

The Preferred Stock is convertible into shares of common stock at the rate of $3.00 per share and pays a dividend of 5% per annum in cash. The Preferred Stock may be converted at anytime upon five days notice by the Preferred Stockholders. The Company can require the holders to convert up to 20% of their Preferred Stock per month, if the common stock trades at an average price of $6.00 per share for 20 consecutive days, with average volume of 150,000 shares per day. At any time commencing after three years from the closing date, the Company can redeem the Preferred Stock. If the redemption occurs in the fourth year after issuance, the redemption amount shall be 200% of the stated value. If the redemption occurs during the fifth year after issuance, the redemption amount shall be 225% of the stated value. The holder can require the Company to redeem the Preferred Stock at 110% of the stated value, together with accrued dividends, after five years or upon certain events, including:

      o     failure to deliver common stock when required;
      o     failure to effect registration of the common stock; or
      o     a bankruptcy event.

The Company paid the placement agent of the offering a fee of 6% of the aggregate proceeds, together with warrants to purchase 500,000 shares of common stock at an exercise price of $3.00 per share for a period of five years.

On April 21, 2005, we filed a Registration Statement on Form SB-2, to register up to 26,985,000 shares of common stock to be sold in a secondary offering by certain selling stockholders. We will not receive any proceeds from the sale of shares of common stock in the offering. However, we will receive the sale price of any common stock we sell to the selling stockholders upon exercise of the option and/or warrants that they hold. We expect to use the proceeds received from the exercise of the option and/or warrants, if any, for general working capital purposes.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at March 31, 2005.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Through the acquisition of the assets of Thomas Equipment Ltd., we started our business on October 1, 2004. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. We are evaluating our needs as they relate to accounting and disclosure controls and procedures and plan to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

1.1.1    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

ITEM 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds.

Pneutech

      On December 22, 2004, we entered into an Agreement and Plan of Amalgamation (the "Agreement"), with 4274458 Canada, Inc., a Canadian corporation wholly-owned by the Company, and Pneutech, Inc., as amended effective February 28, 2005. Under the terms of the Agreement which was completed on February 28, 2005 (the "Closing"), the Company acquired 100% of the common stock of Pneutech, in exchange for the issuance by us of a total of 1,082,639 shares of our common stock and warrant to purchase 211,062 shares of common stock, exercisable at $3.00 per share. An additional 167,359 shares of common stock were issued as of the Closing in exchange for the cancellation of approximately CD$612,000 of debt owed by Pneutech.

Roynat

Concurrently with the acquisition of Pneutech, the Company entered into financing agreements with Roynat Merchant Capital Inc. ("Roynat US"). RoyNat Capital Inc. ("Roynat Capital"), an affiliate of Roynat US, had provided financing to Pneutech which was terminated upon the Closing. In connection therewith, on the Closing the following transactions occurred:

      o     the Company sold a subordinated debenture to Roynat for $5,343,000;
            and
      o the Company issued warrants to Roynat US to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share.

The subordinated debenture was due and payable in full on December 30, 2005, with interest at the rate of 15% per annum. The entire principal and accrued interest was repaid on April 19, 2005.

The Company is obligated to file a registration statement registering the resale of all shares of the Company's common stock issuable upon exercise of the Roynat US warrant within 60 days from the Closing and to have such registration statement declared effective within 180 days of the Closing. If the registration statement has not been declared effective within 180 days from Closing, or has been declared effective but is no longer effective for a period of more than 20 days, the Company is obligated to pay Roynat US an additional fee of $50,000 per month or portion thereof for any such non-compliance. The Company may also incur additional fees of $50,000 per month for non-compliance with certain other obligations arising under the registration rights agreement.

Laurus Master Fund, Ltd.

On November 9, 2004, the Company entered into agreements with Laurus Master Fund, Ltd, a Cayman Islands corporation ("Laurus"), pursuant to which the Company sold convertible debt, an option and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. On February 28, 2005, the Company and Laurus amended certain terms of the original agreements, including the following:

      o the Company issued an additional secured convertible term note in the principal amount of $1,900,000 to Laurus;
      o the Company issued Laurus a common stock purchase warrant exercisable to purchase 150,000 shares of common stock for a period of seven years at a price of $2.25 per share; and
      o the payments on the previously issued secured convertible term note in the principal amount of $6,000,000 shall not commence until July 1, 2005, at which time the initial monthly payment in the amount of $206,896 shall be due and shall be due each month thereafter until the note is paid in full.

The principal amount of the secured convertible term note is repayable at the rate of $65,517 per month together with accrued but unpaid interest, commencing on July 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium; or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, the Company may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The term note may be redeemed by the Company in cash by paying the holder 1053% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

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

115% of the full principal amount of the convertible note is due upon default under the terms of convertible note. Laurus has contractually agreed to restrict its ability to convert all convertible notes of the Company if such conversion would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 9.99% of the outstanding shares of common stock of the Company.

Pursuant to the amended terms, the Company is obligated to file a registration statement registering the resale of all shares of the Company's common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by March 31, 2005, or declared effective by June 20, 2005, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

Redwood

On January 31, 2005, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock at a price of $4.00 per share, exercisable for a period of two years. The warrants were issued in connection with services provided to the Company.

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

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits.

Exhibit Number                     Description
--------------------------------------------------------------------------------

4.1 Amendment Agreement, dated as of February 28, 2005, by and among Laurus Master Fund, Ltd., Thomas Equipment, Inc. and Thomas Ventures, Inc.(1)
4.2 Secured Convertible Term Note issued to Laurus Master Fund, Ltd., dated February 28, 2005.(1)
4.3 Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated February 28, 2005.(1)
4.4 Reaffirmation and Ratification Agreement, dated as of February 28, 2005, by Thomas Equipment, Inc., Thomas Ventures, Inc. and Thomas Equipment 2004, Inc. in favor of Laurus Master Fund, Ltd.(1)
4.5 Subordination and Intercreditor Agreement by and among by Thomas Equipment, Inc., Thomas Ventures, Inc. and Thomas Equipment 2004, Inc., Pneutech Inc., Rousseau Controls Inc., Hydraman Fluid Power Limited and Roynat Merchant Capital Inc. in favor of Laurus Master Fund, Ltd.(1)
4.6 Subscription Agreement between Roynat Merchant Capital Inc., Thomas Equipment, Inc., Thomas Equipment 2004 Inc., Thomas Ventures, Inc., Pneutech Inc., Rousseau Controls Inc. and Hydraman Fluid Power Limited, dated as of February 28, 2005
                    (1)
4.7 Debenture in the Amount of CD$6,500,000 in favor of Roynat Merchant Capital Inc., dated as of February 28, 2005(1)
4.8 Common Stock Purchase Warrant in favor of Roynat Merchant Capital Inc., dated as of February 28, 2005
4.9                 Registration Right Agreement between Thomas Equipment, Inc.
                    and Roynat Merchant Capital Inc., dated as of February 28, 2005(1)
4.10 General Security Agreement between Roynat Merchant Capital Inc., Thomas Equipment, Inc. and Thomas Ventures, Inc., dated as of February 28, 2005(1)
10.1 Amended and Restated Agreement and Plan of Amalgamation, among Thomas Equipment, Inc., 4274458 Canada, Inc. and Pneutech, Inc., dated as of February 28, 2005 (1)
31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Filed as an exhibit to the Company's Current Report on Form 8-K, dated as of February 28, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THOMAS EQUIPMENT, INC.


Dated:   May 13, 2005             By: /s/ Clifford M. Rhee
                                     -------------------------------------------
                                           Clifford M. Rhee,
                                           President Chief Executive Officer


Dated:   May 13, 2005             By: /s/ Luigi Lo Basso
                                     -------------------------------------------
                                           Luigi Lo Basso,
                                           Chief Financial Officer and Principal
                                           Accounting Officer