Form 10-K
period 2005-06-30
Thomas Equipment, Inc.
filed 2005-09-28
CIK 1122380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended JUNE 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the transition period from ___________ to ___________

Commission File Number: 333-44586

                             Thomas Equipment, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           58-356680
                  --------                           ---------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

                 1818 North Farwell Avenue, Milwaukee, WI 53202
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (312) 224-8812
                                 --------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2) Yes |_| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $16,684,000 at December 31, 2004, based on the closing sale price of $3.90 per share for the common stock on such date on the OTCBB.

      The number of shares of the registrant's common stock outstanding at September 26, 2005 was 21,250,000.


                                                         THOMAS EQUIPMENT, INC.

                                                      Annual Report on Form 10-K
                                              For the Fiscal Year Ended June 30, 2005

                                                           Table of Contents

   Item                                                                                                                   Page
  Number                                                                                                                 Number
------------                                                                                                            ---------
                                                              PART I
     1       Business                                                                                                      3
     2       Properties                                                                                                    9
     3       Legal Proceedings                                                                                             9
     4       Submission of Matters to a Vote of Security Holders                                                           9

                                                              PART II

     5       Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity         10
             Securities
     6       Selected Financial Data                                                                                       11
     7       Management's Discussion and Analysis of Financial Condition and Results of Operations                         12
    7a       Quantitative and Qualitative Disclosures About Market Risk                                                    39
     8       Financial Statements and Supplementary Data                                                                   39
     9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                          40
    9a       Controls and Procedures                                                                                       40
    9b       Other Information                                                                                             40

                                                             PART III

    10       Directors and Executive Officers of the Registrant                                                            41
    11       Executive Compensation                                                                                        43
    12       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                46
    13       Certain Relationships and Related Transactions                                                                47
    14       Principal Accountant Fees and Services                                                                        48

                                                              PART IV

    15       Exhibits and Financial Statement Schedules                                                                    49
             Signatures                                                                                                    52
             Financial Statements
             Financial Schedules
             Exhibits

                    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

      We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms and other similar expressions.

      Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Which May Impact Future Operating Results" and elsewhere in this report. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

      Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

                                     PART I

ITEM 1.  Business

Overview

      Thomas Equipment, Inc. operates through two business segments, Thomas Equipment and Pneutech.

      Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators. In addition to our industrial and construction products, Thomas also operates six retail stores, three in Atlantic Canada, one in Presque Isle, Maine, one in Aurora, Colorado and one in Lynnwood, Illinois. Thomas Equipment Limited, our predecessor, originated in 1943 as a manufacturer of farm equipment. In 1964, Thomas Equipment Limited was acquired by McCain Foods Limited. In 1969, Thomas Equipment Limited further diversified its product line with the development of the world's first hydrostatic drive skid steer loader. We acquired the business and certain assets of Thomas Equipment Limited as of October 1, 2004. Today, we manufacture a full line of skid steer loaders, attachments, screening plants, excavators, and other agricultural and industrial equipment.

Pneutech, established in 1973, and its subsidiaries are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech is a strategic supplier to Thomas, as well as 15,000 other active customers. During the year ended June 30, 2005, Pneutech supplied Thomas with approximately $4 million in hydrostatic transmission equipment (8% of Pneutech's sales and 8% of Thomas' cost of sales during that period). Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components. We acquired Pneutech and its subsidiaries on February 28, 2005.

      Segment and geographic information on our revenues and property, plant and equipment is included in Note 20 to the consolidated financial statements, included in Item 8 of this Report on Form 10-K.

Thomas Equipment Business Segment

      We manufacture a full line of skid loaders, attachments, mini skid steers, and screening plants, as well as a full line of mini excavators and equipment trailers. We also manufacture a complete line of potato harvesting and handling equipment. Thomas Equipment has approximately a 3.5% share of the worldwide mini skid market, and is considered the market leader in the U.S. with its 400 series screening plant model.

Our major product lines are:

      o Skid steer loaders - nine models. Thomas skid steers are available in many power levels and come standard with a five-year warranty, the longest in the industry. Models range from the basic 85 series with 19.8 horsepower to the T320 track loader with 87.4 horsepower turbo charged diesel engine and range in base list prices from $17,000 to $50,000.

      o Mini skid steer loaders - three models. To maximize versatility and revenue opportunities, the Thomas Equipment mini skid has a wide variety of attachments such as pallet forks, tree forks, hydraulic breakers, trenchers, snow blowers, angle brooms, grapple forks, dozer blades, sod rollers, augers, earth tillers and more. Mini skid steer loaders come in two models and range in base list prices from $13,000 to $18,000.

      o Excavators - six models. Thomas Equipment mini excavators come in six models to meet our customer's needs, with power supplies ranging from the 17 hp Mitsubishi to the 58.2 horsepower Kubota diesel. Base list prices range from $25,000 to $81,000.

      o Screen plants - three models. Thomas screening machines are available in three models - the 300, 400, and 900. Base list prices range from $28,000 to $78,000. These machines enable contractors to screen topsoil, sand, loam, gravel, road base, drainage rock, mulch and other materials.

      Thomas Equipment products can be manufactured based on customer specific requirements and country specific standards. Most product models have multiple operating weight capacities. We also maintain inventory of used equipment that is typically acquired as a trade-in during the purchase of new equipment.

Marketing and Distribution

We sell through the following channels:

      o     Wholesale to dealers, distributors and equipment rental companies;

      o     Retail store sales to local customer base;

      o International sales to Europe, South America, Australia, Africa, the Middle East, and Asia; and

      o     OEM sales to Hyundai and Kubota.

      Our sales and marketing team consists of U.S., Canadian and European field consultants. Each of the six retail branches operates with two to eight full and part-time employees.

      We operate retail stores in Florenceville, New Brunswick; Grand Falls, New Brunswick; Summerside, Prince Edward Island; Presque Isle, Maine; Aurora, Colorado and Lynnwood, Illinois. Each store sells a slightly different product mix based upon local customer demands. Store hours fluctuate between 8 and 14 hours per day, depending on the season. To supplement the Thomas Equipment product offerings, store locations also market third-party branded products. In addition, locations sell used equipment that is typically acquired through customer trade-ins.

Hyundai

      In February 2005, we entered into an agreement with Hyundai Heavy Industries Co., Ltd. pursuant to which we were engaged as the sole and exclusive supplier of private label skid loaders, accessories and parts to be sold by Hyundai throughout the world. The products will be painted and labeled pursuant to the directions of Hyundai. Hyundai reserved the right to also sell its own brand of skid steers and related products. The products will be sold to Hyundai at specified prices that are subject to increase on an annual basis. We have agreed to stock replacement parts and accessories for a period of at least 10 years. The initial term of the agreement with Hyundai is for two years and will be automatically renewed for successive terms of one year, unless either party provides a written notice of termination at least three months prior to the termination date. Shipments to Hyundai commenced prior to June 30, 2005, though as of that date, we had shipped only a small number of units.

Industry and Competition

      We compete with the following multinational equipment manufacturers:
Ingersoll-Rand, John Deere, Caterpillar, Case, New Holland, and Gehl. Each of these companies are substantially larger and better capitalized than we are; however, we believe we offer flexibility of product offerings and customization services.

      Agricultural machinery purchases are often affected by weather and climatic conditions. The agricultural machinery market is highly consolidated, with the top four companies accounting for approximately 70% of the total market value. In coming years, the agricultural equipment market is expected to grow significantly, especially the sector focused on replacement parts. We believe growth will be driven by new technologies designed to maximize harvesting speed and efficiency, while minimizing crop loss.

      The construction machinery industry is highly consolidated, with the top five companies accounting for over 60% of the market value. The growth of the earthmoving sector of the industry has been driven by innovations in compact bulldozers and equipment. The industry is affected by the level of economic activity, particularly construction trends of new homes and the level of infrastructure construction, such as roads and bridges, which has a direct impact on sales of related machinery. These activities are in turn affected by economic conditions, interest rates, and certain commodity prices (such as pulp, paper, timber and others). Increased consumer confidence in and strengthening of the U.S. economy has caused mortgage rates to increase, a trend that will continue as long as the economy continues to improve.

Backlog

      Our approximate backlog of orders for the Thomas Equipment business segment at August 31, 2005 was approximately $50 million (an additional $20 million backlog for the Pneutech business segment is discussed below). These backlog figures are based on orders received, though those orders may be cancelled by the purchaser. Although the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We estimate that approximately 95% of the backlog will be shipped during the next twelve months. In order to accommodate the substantial increase in our backlog, we are expanding our production facilities. Production of equipment for our customers at our facility in Busan, South Korea is expected to commence in October 2005.

Dealer and Product Financing

Canada

      Sales to dealers are made at a standard 25% discount off the Thomas Industrial Price List. A further 5% discount is offered for full payment within 15 days of invoicing or 3% for payment within 45 days. Approximately 40% of the current dealers take advantage of one type of cash discount. Some dealers also have established their own inventory financing through outside commercial lenders. Balances carried by dealers are currently financed in-house, but negotiations are underway for a third party to provide this financing. The in-house plan finances only the cost of the equipment; all taxes and freight are under standard terms. This inventory financing tool currently offers interest free financing for the first six months and will finance the product for up to eighteen months or whenever it is sold, whichever occurs sooner, with the final twelve month period being charged interest at a rate of prime plus 2.5%. To maintain the status of the floor plan, principal reductions of 5% are due and payable in months seven and twelve of the plan. Full payment, or transfer to DORY, (see below) of the floor plan is due at the end of eighteen months from the date of the original invoice.

      Although the following programs do not account for a significant portion of our receivables, dealers can also finance inventory assets utilized in rental activities through either a Dealer Own Rental Yard (DORY) or a Direct Independent Rental Yard (DIRY) arrangement. The DORY is a facility available to all dealers. At any time during or at the end of a standard floor plan arrangement, the dealer can move to a DORY. The standard finance term under a DORY is to extend the total term to thirty six months. Interest rates of prime plus 1% are fixed at each twelve month anniversary and monthly payments are calculated to retire the obligation over a maximum of thirty six months. DORY transactions can also be entered into at the time the equipment is received from the factory. Cash transactions, paid in advance, result in a 34% discount and financed purchases carry the same 25% from list discount as the standard floor plan. DORY financing from the time of order is financed over thirty six months at interest rates of prime less 1%. As with the standard floor plan, the total obligation is due if the equipment is sold during the DORY financed period.

      The DIRY program is similar to the DORY. It offers a cash discount of 29% off list and the same 25% off list for financed purchases. This program offers interest free financing for the first twelve months and then prime plus 2% for the next two years (36 month plan) or prime plus 2.5% for the next three years (48 month plan). The maximum financing term under this program is 48 months.

      Both the DORY and DIRY programs were previously in-house but, as of June 2005, they are provided by a third party finance company.

United States

      The in-house floor plan conditions and terms are the same with the exception that the interest rate after six months is prime plus 2.25% and there is no 5% principal reduction at seven months, only the 5% at twelve months. An agreement is in place with Northstar Trade Finance to provide, as dealers and distributors are approved, floor plan financing going forward. The Northstar program calls for interest free terms for the first six months and the next six months at prime plus 2.25% with full payment required at time of sale or twelve months, whichever occurs sooner. The in-house DORY financing is prime less 0.75% if established at the time of the order and at prime plus 1.25% if as a result of a transfer from a floor plan. The in-house DIRY program offers interest free financing for the first 12 months and prime plus 2.25% for the next two years or prime plus 3.25% for the next three years. Both DORY and DIRY structured finance to dealers and rental houses was previously provided in-house but, as of March 2005, is provided by a third party finance company.

      There is no floor plan, DORY or DIRY facilities in place for sales made outside North America.

Manufacturing

      Component parts needed in the manufacture of our equipment are primarily produced by us. We obtain raw materials (principally steel), component parts that we do not manufacture (mostly engines and hydraulics) and supplies from third party suppliers. Substantially all such materials and components used are available from a number of sources. We are not dependent on any supplier that cannot be replaced and have not experienced difficulty in obtaining necessary materials.

Research and Development

      We attempt to maintain and strengthen our market position through internal development of new products that meet specific customer needs and incremental improvements to existing products. Our research and development includes the designing and testing of new and improved products as well as the development of prototypes. For the nine months ended June 30, 2005, we expended approximately $944,000 for research and development activities.

Trademarks

      We possess rights under a number of Canadian trademarks relating to our products and business, as well as certain trademark rights in the United States. Although we consider the trademarks and service marks important in the operation of our business, including the Thomas and Thomas Equipment name, our business is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Employees

      As of June 30, 2005, we had 323 employees, of whom 217 were hourly employees and 106 were salaried employees. None of our employees are represented by unions. We believe relations with our employees are good.

Pneutech Business Segment

      Pneutech manufactures and distributes a full line of pneumatic and hydraulic components and systems for the industrial and mobile market and also manufactures hydraulic cylinders and metal gaskets for the industrial market. Pneutech has three wholly-owned subsidiaries, Hydramen Fluid Power, Ltd., Rousseau Controls, Inc., and Samsung Industry Co., Ltd. Pneutech has over thirty years of experience in the field of fluid power and specializes in the design, engineering, manufacture and distribution of pneumatic and hydraulic systems and components for all automation and motion control applications.

      Pneutech's manufacturing and distribution facilities are located in Montreal, Toronto, Quebec City, Chicoutimi, Trois Rivieres and British Columbia. Pneutech has provided customers with turnkey solutions to realize the most complex motion and control applications, while supplying value-added services since 1973.

Distribution

      Pneutech is a full-line stocking distributor of Parker Hannifin, Schrader Bellows, Ingersoll-Rand, Aro, Piab, Humphrey, Staubli and other leading brand pneumatic and hydraulic components. Each Pneutech location has on-line, real-time access to every warehouse providing an integrated distribution network to assure customers dependable and expedient service with just-in-time delivery.

Manufacturing

      Backed by an experienced team of engineers and technical representatives, we manufacture products for the aluminum, automotive, hydro-electric, pulp and paper, steel foundries, and other manufacturing industries in domestic and global markets. We have the ability to custom design and engineer to meet customers' industrial specifications and application needs.

Customer Service

      Pneutech's primary goal is to provide its customers with quality service, systems and components. In working closely with its customers, Pneutech strives to accommodate all their technical needs and industrial requirements. This fundamental goal of customer service, as a priority, is achieved through the internal corporate culture at Pneutech of training all employees in the areas of product knowledge, technical assistance, customer service and support. Externally, Pneutech continues to avail itself of technical training from its suppliers to ensure a thorough understanding of the products it represents.

      Pneutech regularly sends its team of engineers to specialized technical programs abroad in order for them to hone their skills and enhance their expertise to become proficient in the latest technology available. It is the application of technological knowledge gained that permits Pneutech to maintain its leadership position in the field of fluid power and motion control.

Hydramen Fluid Power, Ltd.

      Since 1986, Hydramen Fluid Power has been designing and manufacturing welded hydraulic cylinders. The welded cylinders are widely used on mobile hydraulics such as dump trucks, telescoping applications on utility vehicles and recycling trucks to name a few. Hydramen is engaged in full aftermarket sales and service of its products as well as other makes and models.

Rousseau Controls, Inc.

      Rousseau Controls was formed in 1948 to serve a growing need for fluid power components in the Montreal area. Once the company was established and a complete line of components obtained for representation, it became apparent that customers also required application engineering assistance. A further need was for the assembly of these components into customer-engineered systems to interface with customers' requirements. Thus, the manufacturing department, including an engineering group, was formed.

      Rousseau Controls specializes in the design and fabrication of hydraulic and pneumatic equipment as well as electrically-operated and/or electronically controlled systems. These projects are usually produced for a customer's specific needs. Normally we do not perform the function of a general contractor and usually, when involved in new construction, act as a sub-contractor. Rousseau provides engineering assistance to its customers in their applications and will undertake consulting engineering services when requested.

Samsung Industry Co. Ltd.

      Samsung Industry Co. Ltd., located in Busan, South Korea, is one of Asia's premier manufacturers of spiral wound metal gaskets and gland packing. Since 1985, the company has been engaged in sales and service of sealing products to various oil & gas refineries and petrochemical plants. The company has long-term supply contracts with major corporations such as Daiwoo Heavy Industries and Hyundai HHI-Ship Building Division.

Marketing and Distribution

      Pneutech has manufacturing facilities in Mississauga (30,000 square feet), Barrie, Ontario (10,000 square feet), Montreal, Quebec (49,000 square feet), and Busan, South Korea (70,000 square feet); with sales and service offices in Windsor, Ontario; Kitimat, British Columbia; Quebec City, Chicoutimi and Trois Rivieres, Quebec; and Moncton, New Brunswick.

      Pneutech is Parker Hannifin's largest Canadian hydraulics distributor and their sixth largest North American hydraulics distributor. Pneutech is one of only two accredited full line hydraulics and pneumatic technology centers in Canada, which provides Pneutech with the capacity to design, engineer and assemble the entire range of hydraulic systems and achieve significant purchasing leverage.

Customers

      Pneutech's active customers are in excess of 15,000 with the top five customers accounting for approximately 18% of Pneutech's business. Customers are generally in Canada and primarily in the automotive, oil and gas, heavy equipment, hydraulics, injection molding and power generation industries.

Backlog

      As of August 31, 2005, Pneutech had a backlog of orders of approximately $20 million (an additional $50 million backlog for the Thomas business segment is discussed above). These backlog figures are based on orders received, though those orders may be cancelled by the purchaser.

Research and Development

      Since our acquisition of Pneutech on February 28, 2005, the amount spent on research and development has not been significant.

Trademarks

      We possess rights under a number of Canadian trademarks relating to our products and business. Although we consider the trademarks and service marks important in the operation of our business, our business is not dependent, in any material respect, on any single patent or trademark or group of patents or trademarks.

Employees

      As of June 30, 2005, Pneutech had 196 employees, of whom 102 worked in manufacturing and distribution, 62 worked in sales and service, 14 worked in finance and administration and 18 worked in management. None of our employees are represented by unions. We believe relations with our employees are good.

ITEM 2. Properties

      Thomas Equipment operates six retail stores - two in New Brunswick, Canada, one in Prince Edward Island, Canada, and three in the United States. Our primary manufacturing facility comprising approximately 137,000 square feet is located in New Brunswick, Canada, where we also have an executive office. We also share a manufacturing facility in Busan, South Korea, with Pneutech (see below). This facility was expanded in 2005 and production of Thomas equipment is expected to commence in October 2005.

      In connection with the purchase of assets from Thomas Equipment Limited, as of October 1, 2004, we entered into a two-year lease agreement with Thomas Equipment Limited, pursuant to which we leased three properties located in Centreville, Florenceville and Grand Falls, New Brunswick. The annual lease payment for all three properties is $459,600, payable at the rate of $38,300 per month. Pursuant to the lease, we have a right at any time prior to the expiration of the lease term to purchase the leased properties. In addition, Thomas Equipment Limited has a right to require us to purchase the leased properties at the expiration of the lease. The purchase price for the properties will be $4,804,000.

      We also entered into a two-year lease agreement with Thomas Equipment Limited, pursuant to which we leased a property located in Presque Isle, Maine. The annual lease payment for the property is $29,400, payable at the rate of $2,450 per month. Pursuant to the lease, we have a right at any time prior to the expiration of the lease term to purchase the leased property. In addition, Thomas Equipment Limited has a right to require us to purchase the leased property at the expiration of the lease. The purchase price for the property will be $102,600.

      Pneutech has manufacturing facilities in Mississauga (30,000 square feet - monthly rent of $17,000), Barrie, Ontario (10,000 square feet - monthly rent of $7,500), Montreal, Quebec (49,000 square feet - monthly rent of $25,000), and Busan, South Korea (70,000 square feet - owned); with sales and service offices in Windsor, Ontario (monthly rent of $1,000); Kitimat, British Columbia (owned); Quebec City (owned), Chicoutimi (owned) and Trois Rivieres, Quebec (monthly rent of $1,000); and Moncton, New Brunswick (monthly rent of $1,000).

ITEM 3. Legal Proceedings

      We are a defendant from time to time in actions for product liability and other matters arising out of our ordinary business operations. We believe that these actions will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended June 30, 2005, no matters were submitted to a vote of our stockholders.

                      REMAINDER OF PAGE INTENTIONALLY BLANK

                                     PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol TEQI. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. All prices have been adjusted for a one-for-40 reverse stock split effected in October 2004.

                                                          Fiscal 2005
                                                       -------------------
     Common Stock                                      High         Low
     ---------------------------------------------------------------------

     Fourth Quarter Ended June 30, 2005                $6.10        $3.00
     Third Quarter Ended March 31, 2005                $8.00        $3.90
     Second Quarter Ended December 31, 2004            $5.00        $0.40
     First Quarter Ended September 30, 2004            $2.00        $1.20

                                                       -------------------
                                                          Fiscal 2004
                                                       -------------------
     Common Stock                                      High         Low
     ---------------------------------------------------------------------
     Fourth Quarter Ended June 30, 2004                $2.40        $1.20
     Third Quarter Ended March 31, 2004                $2.40        $0.40
     Second Quarter Ended December 31, 2003            $2.80        $0.80
     First Quarter Ended September 30, 2003            $2.40        $1.20

      As of September 1, 2005, there were 263 stockholders of record of our common stock. Our registrar and transfer agent is Interwest Stock Transfer, Inc.

Dividend Policy

      We have not adopted any policy regarding the payment of dividends on our common stock. We do not intend to pay any cash dividends on our common stock in the foreseeable future. All cash resources are expected to be invested in developing our business. We are not permitted to pay dividends on our common stock except with the prior consent of Laurus.

Issuer Purchases of Equity Securities

      None

                      REMAINDER OF PAGE INTENTIONALLY BLANK

ITEM 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

In order to understand the factors that may affect the comparability of the financial data presented below, the information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the audited consolidated financial statements of our predecessor, Thomas Equipment Limited, which are included elsewhere in this Report on Form 10-K. The information set forth below is not necessarily indicative of results of future operations.

The information for the nine months ended June 30, 2005 is derived from our audited financial statements as of June 30, 2005, which are included in Item 8 of this Report on Form 10-K. The information for the three months ended September 30, 2004 and for the years ended June 30, 2004 and 2003 is derived from the audited financial statements of our predecessor, Thomas Equipment Limited for those periods, which are also included in Item 8 of this Report on Form 10-K. The information for the year ended June 30, 2002 is derived from the audited financial statements of our predecessor, Thomas Equipment Limited for that period, which financial statements are not included in this Report on Form 10-K. Financial data for our predecessor business for the year ended June 30, 2001 is not included below. As a wholly-owned subsidiary of McCain Foods Limited, our predecessor did not prepare stand-alone financial statements in accordance with accounting principles generally accepted in the United States of America and it is not practical for us to obtain such 2001 information at this time without unreasonable effort and expense.

                                               Successor    |
                                                Business    |                        Predecessor Business
                                              ------------  |   ---------------------------------------------------------------
                                                  Nine      |       Three            Year              Year             Year
                                              Months Ended  |   Months Ended        Ended             Ended            Ended
                                                June 30,    |   September 30       June 30,          June 30,         June 30,
                                                  2005      |       2004             2004              2003             2002
                                              ------------  |   ------------     ------------     ------------     ------------
Sales                                         $     60,133  |   $     13,857     $     55,705     $     49,274     $     54,218
Cost of sales                                       49,967  |         11,770           47,559           43,615           44,615
                                              ------------  |   ------------     ------------     ------------     ------------
                                                    10,166  |          2,087            8,146            5,659            9,603
                                              ------------  |   ------------     ------------     ------------     ------------
                                                            |
SG&A expenses                                       14,319  |          4,018           12,703            9,495            8,563
Provision for doubtful receivables                     182  |             41            1,657              197              358
Other (income) expense                               1,623  |           (884)             702           (3,051)           1,552
Stock-based compensation                             6,431  |             --               --               --               --
Financing expenses, net                              8,145  |            499            4,574              (34)             965
                                              ------------  |   ------------     ------------     ------------     ------------
                                                    30,700  |          3,674           19,636            6,607           11,438
                                              ------------  |   ------------     ------------     ------------     ------------
                                                            |
Loss before taxes                                  (20,534) |         (1,587)         (11,490)            (948)          (1,835)
Provision for income taxes                             152  |             15               65               72               67
                                              ------------  |   ------------     ------------     ------------     ------------
Net loss                                      $    (20,686) |   $     (1,602)    $    (11,555)    $     (1,020)    $     (1,902)
                                              ============  |   ============     ============     ============     ============
Dividends and accretion on preferred stock         (20,202) |             --               --               --               --
                                              ============  |   ============     ============     ============     ============
Net loss attributable to common                             |
shareholders                                  $    (40,888) |   $     (1,602)    $    (11,555)    $     (1,020)    $     (1,902)
                                              ============  |   ============     ============     ============     ============
                                                            |
Weighted average number of common shares                    |
outstanding                                     20,555,555  |      8,643,000        2,774,507        2,643,000        2,560,808
Basic and diluted loss per common share       $      (1.99) |   $      (0.19)    $      (4.16)    $      (0.39)    $      (0.74)
                                                            |
Cash dividends per common share               $       0.00  |   $       0.00     $       0.00     $       0.00     $       0.00
                                                            |
At period end:                                              |
Total assets                                        96,251  |         52,881           51,186           51,945           48,894
Working capital (deficit)                          (11,518) |        (26,914)         (25,223)          23,202           25,602
Long-term obligations                                6,716  |             --               --           55,659           49,403
                                                            |
-------------------------------------------------------------------------------------------------------------------------------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of our operations relates to the Successor company Thomas Equipment, Inc. since our inception on October 1, 2004, and to our Predecessor company Thomas Equipment Limited and therefore covers periods prior and subsequent to our acquisition of the business and assets of the predecessor company. We acquired Pneutech on February 28, 2005 and its results of operations from that date are included in our operating results.

      The financial statements underlying the discussion that follows are those of the Predecessor as of June 30, 2004 and for the three months ended September 30, 2004 and each of the two years in the period ended June 30, 2004, and the consolidated financial statements of the Successor as of June 30, 2005 and for the nine months ended June 30, 2005, which are included in Item 8 in this Report on Form 10-K. The discussion should be read in conjunction with those financial statements and the notes thereto.

      Amounts reported throughout this discussion derived from specific financial statements are translated at various period end rates or average period rates. Other amounts not related to results of operations or financial condition have been translated to U.S. dollars at the June 30, 2005 rate of $0.8142 per Canadian dollar.

      This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors That May Impact Future Operating Results" and elsewhere in this Report on Form 10-K.

     UNLESS OTHERWISE MARKED, ALL AMOUNTS ARE IN U.S. DOLLARS IN THOUSANDS,
                        EXCEPT SHARE AND PER SHARE DATA

Overview
--------------------------------------------------------------------------------

      Thomas Equipment, Inc., the successor business, has two business segments, Thomas Equipment and Pneutech.

      Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators. In addition to industrial and construction products, Thomas Equipment manufactures a complete line of potato harvesting and handling equipment, and also operates six retail stores - three in Atlantic Canada, one in Presque Isle, Maine, one in Aurora, Colorado and one in Lynnwood, Illinois. Thomas Equipment Limited originated in 1943 as a manufacturer of farm equipment and in 1964, was acquired by McCain Foods Limited. In 1969, Thomas Equipment Limited further diversified its product line with the development of the world's first hydrostatic drive skid steer loader. Today, this business manufactures a full line of skid steer loaders, attachments, screening plants, excavators, and other agricultural and industrial equipment.

      Pneutech, established in 1973, and its subsidiaries are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech is a strategic supplier to Thomas Equipment, as well as 15,000 other active customers. During the year ended June 30, 2005, Pneutech supplied Thomas with approximately $4 million in hydrostatic transmission equipment (8% of Pneutech's sales and 8% of Thomas' cost of sales during that period). Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components.

      Although a significant portion of our sales are transacted in the U.S., Korea and Europe, most of our assets and operations are in Canada and, as a result, our functional currency for recording transactions is the Canadian dollar, which is then translated into U.S. dollars for reporting purposes.

      Segment and geographic information on our revenues and property, plant and equipment is included in Note 20 to the consolidated financial statements, included in Item 8 of this Report on Form 10-K.

Reorganization of Maxim Mortgage Corporation to Thomas Equipment, Inc.

      On October 11, 2004, Thomas Equipment, Inc., formerly Maxim Mortgage Corporation, entered into an Agreement and Plan of Reorganization with Thomas Equipment 2004 Inc. and Thomas Ventures Inc., both of which were formed in 2004 for the purposes of the asset acquisition described below. Prior to the reorganization:

      Maxim Mortgage Corporation had no active business operations;

      Clifford Rhee, our president and a principal stockholder, was the sole officer and director of Thomas Equipment 2004, Inc.; and

      David Marks, our Chairman and a principal stockholder, was the sole officer and director of Thomas Ventures, Inc.

      Immediately before the acquisition of Thomas Equipment 2004 and Thomas Ventures, we had minimal business operations and sought a new line of business to create value for our shareholders. Prior to November 2004, Clifford Rhee, then president of Pneutech Inc. and currently president of Thomas Equipment and Pneutech, became aware that Thomas Equipment Limited had an interest in disposing of the Thomas Equipment Limited assets. The purchase price for the assets was based upon the net book value of the assets. Mr. Rhee negotiated for the purchase of the assets by Pneutech, but funding for the acquisition by Pneutech was not available. It was determined by Mr. Rhee that funding would be more readily available if the company were publicly traded. Mr. Rhee initially considered including both Pneutech and the Thomas Equipment Limited assets in a public vehicle, but ultimately determined it would be more practical to include only the Thomas Equipment Limited assets. After a period of time operating Thomas Equipment and Pneutech as separate entities, it was determined that the entities should be combined, because Pneutech was already a supplier to Thomas Equipment.

      Under the terms of the agreement, we acquired 100% of the common stock of Thomas Equipment 2004 and Thomas Ventures in exchange for the issuance by us of 16,945,000 common shares (approximately 94% of the outstanding shares immediately after the reorganization). The average price paid for the 16,945,000 shares of Thomas Equipment 2004 and Thomas Ventures exchanged for shares of Thomas Equipment stock was $.0775 per share. Current officers, directors and principal stockholders of Thomas Equipment, who beneficially own in the aggregate approximately 77% of the outstanding common stock of Thomas Equipment, owned the following aggregate shares of common stock of Thomas Equipment 2004, Inc. and Thomas Ventures, Inc.:

      Name                                               Shares    Average Price Paid
      --------------------------------------------------------------------------------
      Frank P. Crivello                              10,336,706                $.1874
      Frank P. Crivello SEP IRA                       2,010,000                $.0124
      4237901 Canada Inc. (owned by Clifford Rhee)    2,875,294                  $.01
      David Marks                                       500,000                  $.01

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

      Immediately prior to the reorganization:

      Thomas Equipment 2004, Inc. issued an aggregate of 12,945,000 shares of its common stock to 13 accredited investors for an aggregate consideration of $129. Of such shares, 8,746,706 shares were purchased for $87 by Frank Crivello, a principal stockholder, 100,000 shares were purchased by Frank Crivello's spouse for $1, 500,000 shares were purchased for $5 by David Marks, our Chairman and a principal stockholder, and 2,875,294 shares were purchased for $28 by a corporation controlled by Clifford Rhee, our President and a principal stockholder.

      Thomas Ventures, Inc. issued an aggregate of 4,000,000 shares of its common stock to four accredited investors, for an aggregate consideration of $2,000. Of such shares, 160,000 shares were purchased by the Frank Crivello SEP IRA, and 3,590,000 shares were purchased by Frank Crivello.

      The fair value of the common stock was estimated to be $0.47 per share, based on the cash price of $0.50 paid by certain of our founders and the trading price of the shares immediately after the reorganization of $0.45. The difference between the consideration received and the fair value resulted in an immediate expense of $5,520.

Acquisition of Operating Assets from Predecessor Business - Thomas Equipment Limited

      On November 9, 2004, Thomas Equipment 2004 acquired, effective as of October 1, 2004, the business, fixed assets and inventory of Thomas Equipment Limited, a wholly-owned subsidiary of McCain Foods Limited, an unrelated company, for $37,182. Thomas Equipment Limited is considered to be a predecessor business of ours. As a result, we have included discussions of its results of operations for the periods prior to the acquisition.

      Prior to acquisition, Thomas Equipment Limited was not generating sufficient cash flows to cover its operating costs and to fund investments in working capital and additions to property, plant and equipment, and also had a working capital deficit and shareholder's deficit at the date we acquired its business and certain of its assets.

      The acquisition was made pursuant to an Agreement of Purchase and Sale of Assets between Thomas Equipment 2004 and Thomas Equipment Limited, made as of October 1, 2004. The purchase price paid was $37,182, paid as follows:

      o $200 was paid upon execution of the acquisition agreement on October 11, 2004;

      o     $16,267 was paid in cash upon the closing of the acquisition;

      o $2,260 is payable in two equal, annual payments (commencing one year after the closing), pursuant to a promissory note which bears interest at 4% per annum;

      o $8,370 received for 1,000 Thomas Equipment 2004 preference shares that were sold on closing to McCain Foods Limited, the parent of Thomas Equipment Limited;

      o $3,179 was due in instalments for inventory at October 1, 2004 in excess of $20.2 million. These instalments have been paid.

      o $5,254 in capital lease obligations were entered into with Thomas Equipment Limited.

      o     $1,652 was paid for transaction costs related to the acquisition.

      In connection with the foregoing, the following agreements were also entered into:

      o Customary non-competition, non-solicitation and confidentiality agreements were granted by Thomas Equipment Limited and McCain Foods.

      o Thomas Equipment and Thomas Equipment 2004 entered into two two-year lease agreements with Thomas Equipment Limited, pursuant to which we leased three properties from Thomas Equipment Limited in Centreville, Florenceville and Grand Falls, New Brunswick and a property in Presque Isle, Maine.

      o Thomas Equipment 2004 sold to McCain 1,000 preference shares for a price of $8,370. The holder of the preference shares is entitled to receive dividends at the rate of 8% per annum, payable annually on a cumulative basis. The preference shares are redeemable at the option of Thomas Equipment 2004 or the holder, for CD$10,000 ($8,142 at June 30, 2005), plus accrued and unpaid dividends. We are required to purchase the shares from McCain on April 26, 2006, if not earlier redeemed.

      o A corporation controlled by Clifford Rhee, our new President, together with Igor Kent, Mr. Rhee's business partner, have jointly agreed to guarantee the obligations of Thomas Equipment 2004 to redeem McCain's preference shares in Thomas Equipment 2004.

      In connection with the foregoing, we also agreed with McCain, for certain periods of time:

      o     to retain Clifford Rhee as our President and Chief Executive
            Officer; and

      o not to reorganize, dissolve, make a voluntary assignment for the benefit of creditors or otherwise take action to seek protection from creditors.

      Concurrently with the closing of the acquisition of the Thomas Equipment Limited assets, we entered into agreements with Laurus Master Fund, Ltd, a Cayman Islands corporation, pursuant to which we sold convertible notes, an option and a warrant to purchase common stock to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus were:

      o A secured convertible minimum borrowing note with a principal amount of $8,000, which is convertible to common stock at a price of $1.50 per share;

      o A secured convertible revolving note with a principal amount not to exceed $16,000, including the minimum borrowing amount, which is convertible to common stock at a price of $1.50 per share;

      o A secured convertible term note with a principal amount of $6,000, which is convertible to common stock at a price of $1.50 per share;

      o A common stock purchase warrant to purchase 2,200,000 shares of common stock of Thomas Equipment, at a purchase price of $2.25 per share, exercisable for a period of seven years;

      o An option to purchase 4,020,000 shares of common stock of Thomas Equipment, at a purchase price of $.01 per share; and

      o 1,980,000 shares of our common stock for a total purchase price of $20.

      We are permitted to borrow an amount based upon eligible accounts receivable, inventory and fixed assets, as defined in the agreements with Laurus. We must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. Our obligations under the notes are secured by all of our assets. The notes mature on November 9, 2007. Annual interest on the notes is equal to the "prime rate" published in The Wall Street Journal from time to time plus 3.0%, provided that such annual rate of interest may not be less than 7.5%, subject to certain downward adjustments resulting from certain increases in the market price of our common stock.

      The $6,000 principal amount of the secured convertible term note is repayable at the rate of $207 per month together with accrued but unpaid interest, commencing on July 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium (though no premium is charged if the payments are added to the revolving credit facility); or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock, the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, we may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the secured convertible term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The term note may be redeemed by us in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the secured convertible term note may require us to convert all or a portion of the secured convertible term note, together with interest and fees thereon, at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

      The $8,000 principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon, is payable on November 9, 2007. The secured convertible minimum borrowing note may be redeemed by us in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the secured convertible minimum borrowing note may require us to convert all or a portion of the secured convertible minimum borrowing note, together with interest and fees thereon, at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

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

      Laurus has contractually agreed to restrict its ability to convert the secured convertible notes if such conversion would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 9.99% of our outstanding shares of common stock.

      On January 26, 2005, Thomas Equipment and Laurus amended certain terms of the original agreements to increase the maximum principal amount of the secured convertible revolving note to $20,000. In addition, we issued Laurus a common stock purchase warrant exercisable to purchase 400,000 shares of our common stock for a period of seven years at a price of $2.25 per share.

      The current status of our agreements with Laurus is discussed below under the heading "Laurus Master Fund, Ltd."

Acquisition of Operating Businesses - Pneutech, Inc. and Subsidiaries

      On February 28, 2005, we acquired 100% of the common stock of Pneutech, in exchange for the issuance by us of a total of 1,082,640 shares of our common stock and warrants to purchase 211,062 shares of common stock, exercisable at $3.00 per share. Based on the market price of our common stock when the terms of the Pneutech acquisition were agreed and announced, the common stock was valued at $3,470. The warrants were valued at $260 using the Black-Scholes option pricing model, based on the value of our common stock when the acquisition terms were agreed and announced. An additional 167,360 shares of common stock were issued as of the closing in exchange for the cancellation of approximately $494 of debt owed by Pneutech. We also paid $6,494 to repay certain Pneutech debt and preferred stock and to redeem outstanding stock warrants.

      Upon the closing, Pneutech also redeemed all of its 929 preference shares and 530,000 special shares, which were owned by 3156176 Canada, Inc., for an aggregate of $508. Clifford Rhee, the President and a member of the Board of Directors of Thomas and Pneutech, is the beneficial owner of 3156176 Canada, Inc., which was the owner of approximately 47% of the common shares, and all of the 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee received 467,767 shares of our common stock in exchange for his common shares in Pneutech. Neither Mr. Rhee nor any other officer, director or principal stockholder of Thomas received any benefits or other consideration in connection with the acquisition of Pneutech, except as disclosed above. Since the closing of the acquisition, Mr. Rhee continues to serve as President of both our Company and Pneutech. Clifford Rhee, David Marks, Kenneth Shirley and James Patty, members of our Board of Directors, were appointed as members of the Pneutech board upon the closing. Mr. Rhee generally negotiated on behalf of Pneutech, in concert with the other principal stockholder of Pneutech, while David Marks, chairman of Thomas, negotiated on behalf of Thomas. Mr. Rhee's conflict of interest was disclosed to the shareholders of Pneutech.

Roynat Merchant Capital Inc.

      Concurrently with the acquisition of Pneutech, in order to refinance existing debt of Pneutech and to fund the acquisition by us, we entered into financing agreements with Roynat Merchant Capital Inc. Roynat Capital Inc., an affiliate of Roynat Merchant Capital, had provided financing to Pneutech which was terminated upon the closing of the acquisition. In connection therewith, on the closing the following transactions occurred:

      o Roynat Capital was paid $2,259 for cancellation of its Pneutech preferred shares and payment of accrued dividends ;

      o Roynat Capital was paid $1,008 for cancellation of warrants previously issued by Pneutech to Roynat Capital;

      o Roynat Capital was paid $3,227 in full satisfaction of all amounts due pursuant to a convertible debenture issued by Pneutech to Roynat Capital;

      o we sold a subordinated debenture to Roynat Merchant Capital Inc. with a face amount of $5,343; and

      o we issued warrants to Roynat Merchant Capital Inc. to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share.

      The subordinated debenture sold to Roynat Merchant Capital Inc. was due and payable in full on December 30, 2005 and bore interest at the stated rate of 15% per annum. We subsequently repaid the debenture in full in April 2005.

Laurus Master Fund, Ltd.

      Concurrently with the acquisition of Pneutech, we amended certain terms of the original agreements with Laurus, as follows:

      o we issued to Laurus an additional secured convertible term note in the principal amount of $1,900, which is convertible to common stock at a price of $1.50 per share;

      o we issued to Laurus a common stock purchase warrant for 150,000 shares of common stock exercisable for a period of seven years at a price of $2.25 per share; and

      o the payments on the previously issued secured convertible term note in the principal amount of $6,000 were delayed until July 1, 2005, at which time the initial monthly payment in the amount of $207 is due and shall be due each month thereafter until the note is paid in full.

      The $1,900 principal amount of the additional secured convertible term note is repayable at the rate of $66 per month together with accrued but unpaid interest, commencing on July 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium (though no premium is charged if the payments are added to the revolving credit facility); or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock, the number of shares to be issued shall equal the total amount due divided by $1.50. If the average closing price of our common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, we may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the secured convertible term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The secured convertible term note may be redeemed by us in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the term note may require us to convert all or a portion of the secured convertible term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

      Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the secured convertible notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution.

      Laurus has contractually agreed to restrict its ability to convert all convertible notes if such conversion would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 9.99% of our outstanding shares of common stock.

      As required by our Registration Rights Agreement with Laurus, on August 9, 2005, we filed an amended Registration Statement on Form SB-2, to register up to 27,152,360 shares of common stock to be sold in a secondary offering by certain selling stockholders including Laurus. We will not receive any proceeds from the sale of shares of common stock in the offering. However, we will receive the sale price of any common stock we sell to the selling stockholders upon exercise of the option and/or warrants that they hold. We expect to use the proceeds received from the exercise of the option and/or warrants, if any, for general working capital purposes.

      Because the Registration Statement is not yet effective, we are not currently in compliance with our obligations to register the shares of common stock issuable to Laurus. However, Laurus has waived, through October 15, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 15, 2005. Because non-compliance did not occur until July 22, 2005, (subsequent to year end), this amount will be recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee will not have a material impact on our Liquidity. Upon the expiration of the waiver, assuming our Registration Statement is not then effective, we will incur penalties in the amount of 2% per month of the original principal amount due under the notes of $22,000. If our registration statement never becomes effective and we are required to pay penalties to Laurus of 2% per month from October 15, 2005 until the option and warrants sold to Laurus expire at the end of their seven year life, the penalties would aggregate approximately $32,000. In addition, our failure to comply with the Laurus registration obligations after October 15, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. We and Laurus have had discussions concerning the status of the obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to our financial condition as we do not have sufficient cash to repay the Laurus obligations. Further, we granted a security interest to Laurus in substantially all of our assets. Any attempt by Laurus to foreclose on our assets could cause us to curtail our current operations.

Series A preferred stock

      On April 19, 2005, we entered into agreements with several accredited investors for the sale of an aggregate of 25,000 shares of series A preferred stock (the "Preferred Stock"), and warrants to purchase an aggregate of 2,083,333 shares of common stock exercisable at a price of $3.75 per share at any time during a period of five years (the "Warrants"). The securities were sold for an aggregate cash consideration of $25,000. The securities were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. We also agreed to cause a resale registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants to be effective within six months of the closing date.

      The Preferred Stock is convertible into 8,333,333 shares of common stock at the rate of $3.00 per share and pays a dividend of 5% per annum in cash. The Preferred Stock may be converted at any time upon five days notice by the Preferred Stockholders. We can require the holders to convert up to 20% of their Preferred Stock per month, if the common stock trades at an average price of $6.00 per share for 20 consecutive days, with average volume of 150,000 shares per day. At any time commencing after three years from the closing date, we can redeem the Preferred Stock. If the redemption occurs in the fourth year after issuance, the redemption amount shall be 200% of the stated value. If the redemption occurs during the fifth year after issuance, the redemption amount shall be 225% of the stated value. The holder can require us to redeem the Preferred Stock at 110% of the stated value, together with accrued dividends, after five years or upon certain events, including:

      o     failure to deliver common stock when required;

      o     failure to effect registration of the common stock; or

      o     a bankruptcy event.

      We paid the placement agent of the offering a fee of 6% of the aggregate proceeds, together with warrants to purchase 500,000 shares of common stock at an exercise price of $3.00 per share for a period of five years.

      From the net cash proceeds of approximately $23,500 from this offering, approximately $5,300 was used to repay a debenture held by Roynat Merchant Capital; approximately $4,900 was used to finance the construction of our facility in Busan, South Korea; and the balance was used to reduce our vendor payables and provide additional working capital.

      We have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of the Preferred Stock. If that required registration statement is not filed and effective by October 19, 2005, we will begin to incur penalties of 1% per month of the face amount of the Preferred Stock of $25,000. If the registration statement never becomes effective, the maximum penalties we may have to pay aggregate approximately $13,500.

Registration Rights Agreements and related accounting issues

      In connection with our loan agreements with Laurus and the sale of our Series A Preferred Stock, we entered into separate Registration Rights Agreements with Laurus and with the purchasers of the preferred stock. These agreements generally require us to file Registration Statements with the Securities and Exchange Commission ("SEC") to register the shares of common stock issuable on conversion of the loans or preferred stock or issuable on the exercise of warrants or options that were sold in connection with the loans or preferred stock.

      These Registration Rights Agreements impose certain damages in the event that the required Registration Statements are not effective by the dates specified in the agreements. The potential damages under the agreements are expressed as a percentage per month of the maximum borrowings (2% per month in the case of the Laurus debt) or of the face amount of the preferred stock (1% per month). As such, these damages are effectively an increase in the interest rate on the obligations for as long as we are in default under the terms of the agreements. Conversely, under our loan agreements with Laurus, as soon as the required registration statement is effective, the interest rate on our Laurus borrowings (prime + 3%) is reduced by 2% (but not below zero) for each 25% increment by which the market price of our common stock exceeds the conversion price of $1.50 per share for the debt. Since January 1, 2005 the market price of our common stock has not been below $3.00 per share. At that market price, if our registration statement was effective, the interest rate on our Laurus debt would be reduced by up to 8% (but not below zero).

      The Staff of the SEC views the effectiveness of a registration statement that is filed with the SEC as an event that is "not within the control of the issuer." Nonetheless, we view the potential damages under the Registration Rights Agreements as contingent liabilities and, like any other contingent liability to which we are subject, we account for the damages we may have to pay under these agreements based on our assessment of the probable amount we may have to pay. We do not account for the Registration Rights Agreements, or the contingent damages that may be payable thereunder, as derivative instruments.

      In addition to the loans from Laurus and the sale of the preferred stock, we sold an option on, and/or warrants to purchase, our common stock to both Laurus and the purchasers of the Series A Preferred Stock. We valued these options and warrants using the Black-Scholes option pricing model. The total proceeds we received from Laurus and from the purchasers of the preferred stock were allocated among the debt or preferred stock, the option and the warrants, based on their relative fair values. The options and warrants are derivative instruments, but because they are considered to be "indexed to, and settled in, our own stock," in accordance with FAS 133 and other authoritative literature, the proceeds allocated to these instruments are recorded as equity (paid-in capital) and subsequent changes in their value are not recognized.

      At its June 15, 2005 meeting, the FASB's Emerging Issues Task Force ("EITF") commenced consideration of EITF Issue 05-4 "The Effect of a Liquidated Damages Clause on a Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." That Issue implicitly assumes that damages under a Registration Rights Agreement are a derivative instrument. If recognized as such, that derivative instrument would be recorded as a liability when issued (regardless of the probability of any payments being made under the agreement) and subsequently marked-to-market by charges or credits to income as the value of that derivative instrument changes. The EITF Issue provides no guidance on how a Registration Rights Agreement that is deemed to be a derivative instrument should be valued. Depending on the valuation method used, that value could range from zero up to the gross amount of the maximum damages payable under the agreement.

      EITF Issue 05-4 addresses what effect, if any, the cash payments that may be made for the contingent damages under a Registration Rights Agreement have on the accounting for the other instruments issued (in our case, the option and warrants). Certain of the alternative "views" expressed in the Issue would require that the options and warrants we sold be recorded, not as equity, but as a liability, with any subsequent changes in their value being recorded as charges or credits to income.

      At its June 15, 2005 meeting, the EITF did not reach any consensus on Issue 05-04, even as to the threshold question of whether a Registration Rights Agreement should be accounted for as a derivative instrument, and asked the FASB staff to obtain additional information about how entities currently account for such agreements in practice and to analyze the comparison between registration rights damages and other damages that do not meet the definition of a derivative. Issue 05-4 was not included on the agenda for the EITF's next meeting on September 15-16, 2005. However, at its September 15, 2005 meeting, the FASB staff reported that the Task Force should postpone further deliberations on this Issue until after the Board addresses whether a separate registration rights agreement, which is discussed in this Issue, is a derivative. The FASB staff will request that the Board consider a separate DIG issue that addresses whether a registration rights agreement is a derivative in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Following the resolution of that DIG issue, the FASB staff will request that the Task Force reconvene EITF deliberations on this Issue.

      On April 21, 2005, we filed an initial Registration Statement on Form SB-2 to register up to 27,152,360 shares of common stock to be sold in a secondary offering by Laurus and by certain other selling stockholders. We will not receive any proceeds from the sale of shares of common stock in the offering. However, we will receive the sale price of any common stock we sell to the selling stockholders upon exercise of the option and/or warrants that they hold. We expect to use the proceeds received from the exercise of the option and/or warrants, if any, for general working capital purposes.

      In response to comments received from the Staff of the SEC, we filed amended Registration Statements on June 13, 2005, July 18, 2005 and August 9, 2005. In their comments on our August 9, 2005 filing, issued on August 26, 2005, the Staff issued several additional comments, including one that raised a question concerning our accounting for the liquidated damages under our Registration Rights Agreements in light of EITF 05-4.

      We believe that, at this time, accounting for liquidated damages payable under a Registration Rights Agreement as a contingent liability and not as a derivative instrument is "generally accepted" based on current practice, and that the accounting for such agreements, as well as their effect on the accounting for other instruments issued contemporaneously, is diverse in practice. We used the search feature at www.10kwizard.com to search for filings with the SEC in the last year that refer to registration rights agreements, in order to review the accounting treatment used for those agreements. We reviewed several filings and found that, as far as we could determine, all of those reviewed accounted for such rights as a contingent liability, as no specific derivative instrument disclosures were made in those filings.

      We believe that accounting for the liquidated damages as a contingent liability is clear and readily understandable to all users of our financial statements. We orally requested from the SEC Staff Reviewer, but did not receive, guidance as to how the damages payable under the Registration Rights Agreements should be valued, if they were to be accounted for as derivative instruments. However, we were encouraged to seek guidance from one of the large international accounting firms regarding their view. In the event the SEC Staff Reviewer rejects our current accounting treatment, we will request a review of this issue with the SEC's Office of the Chief Accountant.

      Because the Registration Statement, as amended on August 9, 2005 in response to the SEC Staff's comments on our previous amendment, did not become effective prior to August 14, 2005, our March 31, 2005 financial statements included in the Registration Statement became "stale." Effective with our June 30, 2005 year end, because our revenues exceed the permitted threshold, we no longer qualify as a "small business issuer" and are therefore ineligible to continue to use Form SB-2. We expect to re-file our Registration Statement on Form S-1, including our audited June 30, 2005 financial statements, on or about October 3, 2005.

      Because the Registration Statement is not yet effective, we are not currently in compliance with our obligations to register the shares of common stock issuable to Laurus. However, Laurus has waived, through October 15, 2005, the imposition of all damages under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 15, 2005. Because non-compliance did not occur until July 22, 2005, (subsequent to year end), this amount will be recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee will not have a material impact on our Liquidity. Upon the expiration of the waiver, assuming our Registration Statement is not then effective, we will incur damages in the amount of 2% per month of the original principal amount due under the notes of $22,000. If our registration statement never becomes effective and we are required to pay damages to Laurus of 2% per month from October 15, 2005 until the option and warrants sold to Laurus expire at the end of their seven year life, the damages would aggregate approximately $32,000. In addition, our failure to comply with the Laurus registration obligations after October 15, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. We and Laurus have had discussions concerning the status of the obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to our financial condition as we do not have sufficient cash to repay the Laurus obligations. Further, we granted a security interest to Laurus in substantially all of our assets. Any attempt by Laurus to foreclose on our assets could cause us to curtail our current operations.

      We have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. If that required registration statement is not filed and effective by October 19, 2005, we will begin to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

      Because of the small number of comments on our previously amended registration statement, we believe the issue of damages and the accounting thereof would be a moot point if we achieved effectiveness within the next 30 days, and therefore believe that disclosure of the contingent liability would be more appropriate. This is based on our experience with Laurus, who have made extensions and waivers possible throughout our registration process, further indicating that the intent of the original agreement is to induce full performance, rather than to impose damages. However, although we could respond appropriately to all other SEC Staff comments received to date, there is no assurance that the SEC will declare our registration statement effective or that it will remain effective once effectiveness is initially granted.

                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK

                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      Although the revenue generating activities of Thomas Equipment Limited, the predecessor business, remained significantly intact after the acquisition, there have been changes in our distribution strategy, cost structure, and financing activities. Additionally, unlike the predecessor business, we do not currently engage in hedging transactions although we may do so in the future. As a result, we believe that the expenses of the predecessor business are not representative of our current business, financial condition or results of operations.

      Because of the integrated nature of Thomas Equipment's manufacturing operations and common administrative and marketing support functions, the Thomas Equipment business is treated by management as a single operating segment for the purpose of making operating decisions and assessing performance.

The discussion that follows of Results of Operations is in the following sections:

      o     Results of operations for the nine months ended June 30, 2005
            (successor);

      o Results of operations for the three months ended September 30, 2004 and for the two years ended June 30, 2004 (predecessor);

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2005.

      The information contained in this section is that of the successor Thomas Equipment, Inc. for the nine months ended June 30, 2005, which includes the four months, since acquisition, of Pneutech, Inc.

        ----------------------------------------------------------------

        Revenues                                       $60,133   100.0%
          Cost of Sales                                 49,967    83.1%
        Gross Profit                                    10,166    16.9%
          Selling Expenses                               5,908     9.8%
          G&A Expenses                                   8,411    14.0%
          Provision for Doubtful Accounts                  182     0.3%
          Stock Based Compensation                       6,431    10.7%
          Other (Income) Expense                         1,623     2.7%
        Operating Loss                                (12,389)  (20.6%)
          Net Financial (Income) Expense                 8,145    13.5%
          Provision for Income Taxes                       152     0.3%
        Net Loss                                      (20,686)  (34.4%)

        ----------------------------------------------------------------

Revenues

      For the nine months ended June 30, 2005, revenues were $60,133 and include $18,854 for the four months of Pneutech since its acquisition. Excluding Pneutech, overall sales volumes in the quarters ended June 30, 2005, March 31, 2005 and December 31, 2004 remained relatively unchanged.

Cost of Sales and Gross Profit

      For the nine months ended June 30, 2005, cost of sales was $49,967 and includes $14,974 for the four months of Pneutech since its acquisition. As a percentage of sales, cost of sales was 83.1%.

      As a result of the above, gross profit margin was $10,166 or 16.9%.

Selling Expenses

      For the nine months ended June 30, 2005, selling expenses were $5,908 and include $1,286 for the four months of Pneutech since its acquisition. As a percentage of sales, selling costs were 9.8%.

General and Administrative Expenses

      For the nine months ended June 30, 2005, general and administrative expenses were $8,411 and include $2,470 for the four months of Pneutech since its acquisition.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $182 for the nine months ended June 30, 2005. Because of our limited history, we use the historical experience of our predecessor, as well as our own experience since inception, in providing for credit losses.

Stock Based Compensation

      At our inception and during the quarter ended December 31, 2004, we issued 16,945,000 shares to our founders for $2,451 or an average of $0.14 per share and sold 1,980,000 shares to Laurus for $20. The fair value of the common stock was estimated to be $0.47 per share, based on the cash price of $0.50 paid by certain of our founders and the trading price of the shares immediately after the reorganization of $0.45. We have recorded $6,431 as an immediate expense for the difference in the values.

Other (Income) Expense, Net

      Other (income) expense for the nine months ended June 30, 2005 amounted to an expense of $1,623, consisting primarily of foreign currency losses of $894, a signing bonus/guarantee fee and directors fees of $556, and other miscellaneous items aggregating $173.

Net Financial (Income) Expense

      Net financial (income) expense, consisting of interest (income) expense, amortization of debt discounts and debt premiums and dividends on a subsidiary's preferred stock, amounted to an expense of $8,145 for the nine months ended June 30, 2005. Since inception, we entered into various debt agreements which resulted in financing charges consisting of amortization of deferred financing costs, warrants, stock option, beneficial conversion feature and premiums of approximately $5,673 (an effective interest rate of approximatley 25%), dividends on our subsidiary's preferred shares of approximately $420 (an effective interest rate of 8%), and interest charges on issued debt of approximately $1,578 (an effective interest rate of approximately 10%).

Provision for Income Taxes

      During the nine months ended June 30, 2005, we experienced losses for tax purposes. We are uncertain as to whether we will be able to utilize these tax losses before they expire. As a result, we have provided a reserve for the income tax benefits associated with our net operating losses, until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

      Because certain of our subsidiaries are taxed on a stand-alone basis, had permanent timing differences and do not receive the benefits of our consolidated loss, we incurred a tax expense of $152.

Net Loss

      As a result of the above, we reported a net loss of $20,686 for the nine months ended June 30, 2005. After recognizing dividends and accretion of discounts and redemption premium on our Series A preferred stock of $20,202, the net loss attributable to common shareholders was $40,888.

Comprehensive Loss

      For the nine months ended June 30, 2005, we recorded a loss for currency translation adjustments of $541, as a result of differences in translating our financial statements in our functional currency, the Canadian dollar, into our reporting currency, the U.S. dollar.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND FOR THE YEARS ENDED JUNE 30, 2004 and 2003.

The information contained in this section is that of the predecessor Thomas Equipment Limited for the three months ended September 30, 2004 and for the years ended June 30, 2004 and 2003.

----------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended              Year Ended                 Year Ended
                                         September 30, 2004            June 30, 2004              June 30, 2003
                                     --------------------------- --------------------------- -------------------------
Revenues                                    $13,857      100.0%          $55,705     100.0%         $49,274    100.0%
  Cost of Sales                              11,770       84.9%           47,559      85.4%          43,615     88.5%
Gross Profit                                  2,087       15.1%            8,146      14.6%           5,659     11.5%
  Selling Expenses                            1,797       13.0%            6,179      11.1%           5,810     11.8%
  G&A Expenses                                2,221       16.0%            6,524      11.7%           3,685      7.5%
  Provision for Doubtful Accounts                41        0.3%            1,657       2.9%             197      0.4%
  Other (Income) Expense                      (884)      (6.4%)              702       1.3%         (3,051)    (6.2%)
Operating Loss                              (1,088)      (7.8%)          (6,916)    (12.4%)           (982)    (2.0%)
  Net Financial (Income) Expense                499        3.6%            4,574       8.2%            (34)    (0.1%)
  Provision for Income Taxes                     15        0.1%               65       0.1%              72      0.1%
Net Loss                                    (1,602)     (11.5%)         (11,555)    (20.7%)         (1,020)    (2.0%)

----------------------------------------------------------------------------------------------------------------------

The information contained in this section, "Results of Operations for the three months ended September 30, 2004 and for the years ended June 30, 2004 and 2003" is related to our predecessor and is the only section in this MD&A that has been reviewed with management of that predecessor business, Thomas Equipment Limited, a wholly-owned subsidiary of McCain Foods Limited.

Going Concern

      The financial statements of the predecessor business, Thomas Equipment Limited, have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. This company was not generating sufficient cash flows to cover its operating costs and to fund investments in working capital and additions to property, plant and equipment, and also had a working capital deficit and shareholder's deficit at the date the business was acquired by Thomas Equipment.

      These conditions cast substantial doubt upon the validity of the going concern assumption. Thomas Equipment Limited's parent, McCain Foods Limited, has committed to provide financial support to ensure Thomas Equipment Limited is able to settle its obligations after the sale of its business, fixed assets and inventory to Thomas Equipment. However, this commitment is limited to Thomas Equipment Limited's remaining obligations as they become due and does not involve any continued financial support of the business now operated by Thomas Equipment.

      As a result, the ability of Thomas Equipment to continue as a going concern and to meet its obligations as they fall due is dependant upon our ability to secure additional financing as required and upon attaining profitable operations (see Liquidity and Capital Resources section below for further discussion on this matter).

Market Conditions and Company Developments in 2004

      In 2004, Thomas Equipment Limited continued to operate under challenging market conditions. The weakness of the U.S. dollar negatively impacted Thomas Equipment Limited's financial performance, as the majority of Thomas Equipment Limited's costs and expenses were incurred in Canadian dollars. In addition, escalating raw material costs, particularly steel (the world steel price index rose approximately 125% between June 2003 and June 2004) put pressure on gross margins and the uncertainty of raw material costs is expected to continue to remain a challenge for Thomas Equipment in the future.

      Thomas Equipment Limited's market share in the Canadian loader market for 2004 was approximately 3.76% compared to approximately 3.50% in 2003, based on information obtained from the Association of Equipment Manufacturers.

      2004 represented a vital year for Thomas Equipment Limited in terms of innovation. The new to market T900 Screen, which is less expensive and more mobile compared to a competitor's similar product, was developed to meet the needs and wants of customers. Product lines were also expanded to include a variety of loaders and mini skids (T320, T205, T250/ T255, 35DT).

Revenues

      For the three months ended September 30, 2004, Thomas Equipment Limited's revenues were $13,857, which on an annualized basis is similar to fiscal year 2004. Revenues increased by 13% to $55,705 for the year ended June 30, 2004 compared to $49,274 for fiscal 2003. Overall sales volumes in 2004 remained relatively unchanged from 2003, although the product mix changed due to a decision in fiscal 2004 to reduce the number of loaders being sold through the auction channel, and focus on enhancing stronger dealer relationships to allow Thomas Equipment Limited to increase its overall profitability on its sales. By the end of fiscal 2004, Thomas Equipment Limited had entirely exited the sale of loaders through the auction channel.

      The primary reasons for the increase in revenues in fiscal year 2004 compared with fiscal year 2003 relates to selling price increases to compensate for escalating raw material increases (price increases ranged between 3% - 5% depending on geographical location and product line), coupled with the weakening of the U.S. dollar, as approximately 35% of Thomas Equipment Limited sales were denominated in non-US dollar currencies (primarily the Euro and Canadian dollar) whose relative value increased in fiscal 2004 compared with fiscal 2003.

Cost of Sales and Gross Profit

      For the three months ended September 30, 2004, Thomas Equipment Limited's cost of sales was $11,770. As a percentage of sales, costs of sales were 84.9% for the three months ended September 30, 2004. This percentage is similar to that of Thomas Equipment Limited's fiscal year ended June 30, 2004. Cost of sales increased by 9% to $47,559 for the year ended June 30, 2004 compared to $43,615 for fiscal 2003 mainly due to a 40% increase in Thomas Equipment Limited's cost of steel (which accounts for approximately 10% of Thomas Equipment Limited's cost of sales) coupled with the weakening of the U.S. dollar which increased manufacturing costs, as those costs are primarily incurred in Canadian dollars.

      As a result of the above, gross profits increased by 43.9% between fiscal 2003 and fiscal 2004 to $8,146 and then remained stable (on an annualized basis) in the three months ended September 30, 2004.

Selling Expenses

      For the three months ended September 30, 2004, Thomas Equipment Limited's selling expenses were $1,797. As a percentage of revenues, selling costs were 13.0% which is an increase from fiscal year ended June 30, 2004 and was due to additional expenditures resulting from Thomas Equipment Limited's decision to exit the auction sales business and focus on increasing dealer sales. Selling expenses increased by 6.4% to $6,179 for the year ended June 30, 2004 compared to $5,810 for fiscal 2003. As a percentage of revenues, selling costs decreased from 11.8% in 2003 to 11.1% in 2004.

General and Administrative Expenses

      For the three months ended September 30, 2004, Thomas Equipment Limited's general and administrative expenses were $2,221 or 16.0% of revenues. As a percentage, this is a significant increase from their fiscal year ended June 30, 2004 and is primarily related to higher product liability insurance premiums and deductible costs, higher legal fees resulting from marketing the company for sale, and higher employee benefit costs due to the curtailment losses recognized in the period, resulting from the July 2004 restructuring and subsequent sale of the business. General and administrative expenses, which consist of administrative expenses, insurance, legal and other non-manufacturing related expenses, increased by 77%, or $2,839 to $6,524 in fiscal 2004 compared to $3,685 for fiscal 2003. The increase in these costs is due in part to the weakening of the U.S. dollar as the majority of these costs are incurred in Canadian dollars. This was coupled with higher product liability insurance premiums and deductible costs, higher legal fees resulting from marketing the company for sale, completion of an environmental audit and more aggressive attempts to collect delinquent accounts, and higher employee benefit costs due to the reduction in the discount rate used to determine the annual benefit cost.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense for Thomas Equipment Limited was $41 for the three months ended September 30, 2004, as determined by the predecessor's management review during this period. Thomas Equipment Limited's provision for doubtful accounts expense increased by $1,460, or 741% to $1,657 in fiscal 2004 from $197 in fiscal 2003. The terms of Thomas Equipment Limited's trade and financing receivables extend for periods of between 6 - 18 months before they start to become due for payment. During the first quarter of fiscal 2004 (September 30, 2003), the number and magnitude of overdue accounts started to increase relating to sales from as early as mid 2002, when the U.S. economy, and to a certain extent the world, was in an economic recession. As a result, during the second quarter of 2004, management performed a detailed review and investigation of their aged receivables and determined that an increase in the provision was required to reserve for the accounts that were becoming overdue. This was continually monitored throughout the year and collection efforts were stepped up in an attempt to collect these overdue accounts. See Critical Accounting Policies and Estimates below for a description of the policy and the risk of actual results being different from estimates used in determining a provision for doubtful accounts.

Other (Income) Expense, Net

      Other (income) expense consists primarily of foreign exchange gains and losses and restructuring charges, and amounted to a net income of $884, a net expense of $702, and a net income of $3,051 for the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003, respectively. Foreign exchange gains arose in fiscal 2003 and the three months ended September 30, 2004 due to a weakening of the U.S. dollar against the Canadian dollar during these periods, creating fair value gains for Thomas Equipment Limited's foreign exchange contracts. In fiscal 2004, many of the contracts with positive fair values matured, resulting in a relatively small foreign exchange loss in that period. The restructuring charges in fiscal 2004 and the three months ended September 30, 2004 relate to severance and special termination expenses respectively, associated with the group of employees whose positions were terminated in July 2004.

Net Financial (Income) Expense

      Net financial (income) expense for the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003 amounted to a net expense of $499, a net expense of $4,574 and a net income of $34, respectively. Most of Thomas Equipment Limited's financial support during these periods came from the McCain group in the form of preferred shares until June 2004, when they were redeemed and replaced with interest bearing debt. Dividends paid on the preferred shares were recorded as dividends in the consolidated statement of stockholder's deficit in fiscal 2003, but were recorded as interest paid in fiscal 2004 as they were paid after it became certain that the shares were to be redeemed in accordance with SFAS 150. These dividends amounted to $4,565 in fiscal 2004 and accounted for the majority of the net financial expense in that period. The interest expense in the three months ended September 30, 2004 primarily relates to interest on the intercompany debt that replaced the preferred shares. Other interest amounts recorded in these periods, which were not significant, primarily relate to late payment interest received, financing and notional interest charged on financing receivables and bank charges.

Provision for Income Taxes

      Thomas Equipment Limited has historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily relate to its cumulative net operating losses. The amounts recorded as an income tax expense related to large corporation taxes and income taxes incurred by its European subsidiary, Thomas Europe NV.

Net Loss

      As a result of the above, Thomas Equipment Limited reported net losses of $1,602, $11,555 and $1,020 for the three months ended September 30, 2004 and the fiscal years ended June 30, 2004 and 2003, respectively.

Comprehensive Loss

      For the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003, Thomas Equipment Limited recorded a loss for currency translation adjustments of $726, $165 and $2,369, respectively, as a result of differences in translating its financial statements in its functional currency, the Canadian dollar, into its reporting currency, the U.S. dollar.

Critical Accounting Policies and Estimates
--------------------------------------------------------------------------------

      The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

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

      o     Inventory Obsolescence

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

      Allowance for doubtful accounts

      The allowance for doubtful accounts is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in receivables, based on historical experience. For the current period, we used the historical loss experience of the predecessor company, as well as our own experience since inception. Receivables are determined to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

      Product warranties

      At the time a sale to a dealer is recognized, we record the estimated future warranty costs. These costs are estimated based on historical warranty claims. For the current period, we used the historical warranty experience of the predecessor company. Warranty provisions are included as a component of cost of sales.

      Inventory obsolescence

      We evaluate our inventory for excess and obsolescence on a quarterly basis. In preparing our evaluation, we look at the expected demand for our products for the next six to twelve months in order to determine whether or not such raw materials, WIP and finished goods require a change in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Recent Accounting Pronouncements
--------------------------------------------------------------------------------

New pronouncements

SFAS 154 'Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

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

SFAS 152 'Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67'

      Issued by the FASB in December 2004, this Statement amends SFAS 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This statement is not expected to have any affect on our financial statements.

SFAS 151 'Inventory Costs--an amendment of ARB No. 43, Chapter 4'

Issued by the FASB in November 2004, this Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial statements.

Recently adopted accounting standards

FIN 45 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34'

In November 2002, FASB Interpretation No. 45 was issued which enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 had no effect on our financial statements.

SFAS 132 'Employers' Disclosures about Pensions and Other Postretirement
Benefits'

In December 2003, SFAS 132 (revised) was issued which prescribes the required employers' disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans. The application of Statement 132 had no effect on our financial statements. The predecessor's disclosure in Note 28 to the consolidated financial statements included in Item 8 of this Report on Form 10-K incorporate the requirements of SFAS 132 (revised).

SFAS 123(R) 'Share-Based Payments'

In December 2004, the FASB issued Statement No. 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The adoption of FAS 123 (R) did not have a material impact on our financial statements.

                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK

Liquidity and Capital Resources
--------------------------------------------------------------------------------

NINE MONTHS ENDED JUNE 30, 2005 FOR THOMAS EQUIPMENT, INC.

      Prior to our acquisition of the operations and certain assets of Thomas Equipment Limited, they were not generating sufficient cash flows to cover their operating costs and to fund investments in working capital and additions to property, plant and equipment. Thomas Equipment Limited also had a working capital deficit and stockholder's deficit at the date we acquired their business and certain assets.

      We have outstanding convertible debt, together with a common stock option and warrants, held by Laurus Master Fund, Ltd. ("Laurus"). We are not currently in compliance with the obligations imposed by our Registration Rights Agreement with Laurus to register the shares of common stock issuable to Laurus on conversion of the debt or exercise of the option or warrants. However, Laurus has waived, through October 15, 2005, the imposition of all penalties under the Registration Rights Agreement, together with its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 15, 2005. Because non-compliance did not occur until July 22, 2005, (subsequent to year end), this amount will be recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee will not have a material impact on our Liquidity. Upon the expiration of this waiver, assuming our Registration Statement is not then effective, we will begin to incur penalties in the amount of 2% per month of the original principal amount due under the Laurus notes of $22,000. If our registration statement never becomes effective and we are required to pay penalties to Laurus of 2% per month from October 15, 2005 until the option and warrants sold to Laurus expire at the end of their seven year life, the penalties would aggregate approximately $32,000 ($440 per month). In addition, our failure to comply with the Laurus registration obligations after October 15, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. We and Laurus have had discussions concerning the status of the obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to our financial condition as we do not have sufficient cash to repay the Laurus obligations. Further, we granted a security interest to Laurus in substantially all of our assets. Any attempt by Laurus to foreclose on our assets could cause us to curtail our current operations.

      Additionally, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our convertible Series A preferred stock. If that required registration statement is not filed and effective by October 19, 2005, we will be in default and we will begin to incur penalties of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum penalties we may have to pay aggregate approximately $13,500 ($250 per month). Furthermore, if we are not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

      We filed our first registration statement on April 21, 2005 and, through three subsequent amendments, have responded to numerous comments from the SEC Staff. We received some additional comments related to the amendment we filed on August 9, 2005 which we believe will be substantially responded to in our next amendment, which we expect to file on or about October 3, 2005.

      As a result of the potential acceleration of the Laurus debt and the potential redemption of the preferred stock, those amounts have been classified as current liabilities at June 30, 2005 and, as a result, we have a working capital deficit of approximately $11,518. If those amounts were not included in current liabilities or were converted to equity, our working capital would be approximately $10,403. We believe there is a high probability that we will attain effectiveness of our registration statement in the near term and that the Laurus debt will not be accelerated nor will we suffer any significant penalties. We also expect to file a registration statement related to the common stock issuable on conversion of the preferred stock immediately after effectiveness of the Laurus registration statement, minimizing any potential penalties associated therewith.

      Assuming our registration statements become effective and we do not incur substantial penalties, we believe we have sufficient collateral for borrowings and that we will be able to focus on our business plan to begin generating profits from operations during the fiscal year ending June 30, 2006. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

      Our predecessor historically experienced losses and for the nine months ended June 30, 2005 (since our inception on October 1, 2004) we experienced a net loss of $20,686. Included in this loss are non-cash items, primarily stock based compensation, depreciation, and amortization of debt discounts related to the issuance of warrants, amounting to approximately $14,250, foreign exchange losses of $900, and accruals in the aggregate of approximately $1,100 for bad debts, warranties and inventory obsolescence. In addition, we have experienced a number of non-recurring expenses associated with our SEC filings and organizational start-up of approximately $2,000. We acquired only inventory and property, plant and equipment along with Thomas Equipment Limited's business and did not acquire receivables. Accordingly, we initially relied on our borrowings to fund the payment of our operating expenses until the credit terms offered to customers on sales since our inception started to come due. We initially continued the credit terms that had historically been extended by our predecessor. At June 30, 2005, our receivables were approximately $24,400 and at March 31, 2005 were approximately $25,300, which include receivables assumed in the Pneutech acquisition of approximately $12,000. At August 31, 2005, as a result of improvements in our credit terms and collections, our receivables had been reduced to approximately $23,000, Offsetting a portion of the low level of cash received during the nine months ended June 30, 2005 was an increase in trade payables and other accrued liabilities of $6,934. As a result, net cash used in operating activities during the nine months ended June 30 was $17,832.

      Changes in demand for our products and currency exchange rates will affect the amount of cash we realize on sales and the costs of our operations thereby affecting our cash provided by or (used in) operating activities. Similarly, as substantially all of our debt has variable interest rates, a change in interest rates will affect our cash flows from operations.

      Net cash used in investing activities was $24,905 of which $2,941 was used for the purchase of new machinery and equipment, while $18,119 was used in the acquisition of assets from Thomas Equipment Limited and $3,845 was used in the acquisition of Pneutech.

      Net cash provided by financing activities was $46,629 consisting primarily of $2,149 in proceeds from the sale of our common stock principally to founders and $46,346 in net borrowings under our debt and credit facilities and from the sale of preferred stock, which was used primarily to fund the acquisition of assets from Thomas Equipment Limited and the acquisition of Pneutech. At June 30, 2005, the significant portion of our debt and redeemable preferred stock have terms of 18 to 36 months with interest rates ranging from 4% to 9.0%. Except for the redeemable preferred stock ($8,142), which is due on April 26, 2006, $17,379 of debt at June 30, 2005 is convertible into shares of our common stock at $1.50 per share. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding. Our Series A preferred stock of $19,962 at June 30, 2005 is convertible into shares of our common stock at $3.00 per share.

      As our debt is substantially payable in U.S. dollars and our functional currency is the Canadian dollar, changes in exchange rates between the two currencies could have a positive or negative impact on the amount and our ability to repay such debt. In addition, our convertible debts have cash payment penalties ranging from 3% to 5% for payments in cash (as the lender wishes to be paid through conversion to common shares) or for early repayment

      In connection with the acquisition of Thomas Equipment Limited's assets, we entered into two two-year capital leases of $5,254 for the purchase of land and buildings from Thomas Equipment Limited. The terms of the capital leases require minimum annual payments of $489 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $4,906 (translated to U.S. dollars on June 30, 2005). Similarly, Thomas Equipment Limited has the right to require us to purchase the properties subject to certain provisions such as a favorable environmental study.

      At August 31, 2005 we had approximately $2,000 cash on hand and an availability of approximately $5,800 under our credit facilities. Coupled with receivables of approximately $23,000 at August 31, 2005, we believe we have sufficient resources to fund our operations for at least the next twelve months. As such we do not believe, in the short-term, assuming the imposition of minimal registrations rights penalties, we will have the same difficulties and concerns about our ability to continue as a going concern as our predecessor.

Subsequent financing activities

      On June 15, 2005, Pneutech entered into a credit facilities agreement with the Royal Bank of Canada. Pneutech's subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement. Under the terms of the credit agreement, Pneutech will be provided with a CD$15,000 revolving credit facility and Pneutech and its subsidiaries will also be provided an additional CD$750 revolving lease line of credit. The credit facility became effective on August 12, 2005. The proceeds of the loan were used to repay Pneutech's obligations to HSBC Bank Canada and existing obligations of the subsidiaries to the Royal Bank of Canada.

      Pneutech is permitted to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. The loans generally accrue interest at the bank's prime rate, plus 0.25%, which is payable monthly in arrears. The obligations under the credit agreement are secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, Thomas Equipment has provided a guarantee of all obligations under the credit agreement. The obligations under the credit agreement are payable in full on March 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND YEAR ENDED JUNE 30, 2004 OF THE PREDECESSOR BUSINESS (THOMAS EQUIPMENT LIMITED)

      The financial statements of the predecessor business, Thomas Equipment Limited, have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. This company was not generating sufficient cash flows to cover its operating costs and to fund investments in working capital and additions to property, plant and equipment. Thomas Equipment Limited also had a working capital deficit and stockholder's deficit at the date the business was acquired by Thomas Equipment.

      These conditions cast substantial doubt upon the validity of the going concern assumption. Thomas Equipment Limited's parent, McCain Foods Limited has committed to provide financial support as required to ensure Thomas Equipment Limited is able to settle its remaining liabilities, as they fall due, after the sale of its business to Thomas Equipment. This commitment does not extend to Thomas Equipment (see above for a discussion of Liquidity and Capital Resources for Thomas Equipment since its inception and the acquisition of Thomas Equipment Limited's assets).

      On October 1, 2004, Thomas Equipment Limited sold its inventory and fixed assets to us and leased certain land and buildings to us under two-year capital leases.

      During the three months ended September 30, 2004 and the year ended June 30, 2004, Thomas Equipment Limited had a net loss of $11,555 and $1,602, respectively, which included non-cash items totaling $528 and $1,310, respectively, consisting of amortization of property, plant, equipment and other assets and a gain on sale of property, plant and equipment. During the year ended June 30, 2004, Thomas Equipment Limited had a positive change in non-cash working capital items of $3,538 resulting from collection of receivables and an increase in trade payables but had a negative change in these items of $1,111 during the three months ended September 30, 2004. As a result, net cash used in operating activities during the three months ended September 30, 2004 and the year ended June 30, 2004 was $2,177 and $6,683, respectively.

      Net cash used in investing activities was $684 of which $1,759 was used for the purchase of new property plant and equipment while $471 was realized from the sale of property plant and equipment and $604 was received from a fire insurance claim.

      Net cash provided by financing activities was $8,106 consisting of repayments of $1,930 in bank advances and $10,036 of proceeds from the issuance of shares and advances, net of the redemption of preferred shares, from affiliated companies of Thomas Equipment Limited. As of June 30, 2004, the advances had interest rates ranging from 2.34% to 6.45% and were due on demand.

      Thomas Equipment Limited had certain open hedge positions that were liquidated after the sale of its business to Thomas Equipment. At June 30, 2004 the value of these positions resulted in a liability of $262.

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

      We currently have no off balance sheet arrangements.

Inflation
--------------------------------------------------------------------------------

      Because of the relatively low levels of inflation experienced during the last three years, inflation has not had a significant effect.

Contractual Obligations
--------------------------------------------------------------------------------

      The impact that our contractual obligations as of June 30, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

                                          Less than                                More Than
                                 Total      1 Year    1 - 3 Years   3 - 5 Years     5 Years
                                --------- ----------- ------------- ------------- ------------
Long-term debt (1)               $39,211      $6,919       $32,289            $3           $-

Capital lease obligations         $5,516        $488        $5,028            $-           $-

Operating lease obligations       $3,024        $894        $1,232          $872          $26

      (1) Amounts represent the expected principle cash payments of our long-term debt and subsidiary's preferred stock.


Risk Factors That May Impact Future Operating Results
--------------------------------------------------------------------------------

      Investing in our common stock has a high degree of risk. Investors should carefully consider the risks and uncertainties described below before investing in our common stock. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause an investor to lose all or a part of the money they paid to buy our common stock.

      We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect us.

Risks Relating to Our Business

Thomas Equipment Limited, Our Predecessor, Was in Poor Financial Condition and Had a History of Operating Losses Which Raised Substantial Doubt About its Ability to Continue as a Going Concern at the Date We Acquired Their Operating Business and Certain Assets.

      As described in Thomas Equipment Limited's financial statements, Thomas Equipment Limited was not generating sufficient cash flows to cover its operating costs and to fund investments in working capital and additions to property, plant and equipment. Thomas Equipment Limited also had a working capital deficit and stockholder's deficit at October 1, 2004, the date we acquired their business and certain assets. For the three months ended September 30, 2004 and the year ended June 30, 2004, Thomas Equipment Limited had sales of $13,857 and $55,705, respectively, and a net loss of $1,602 and $11,555, respectively. In their report dated August 30, 2005, Thomas Equipment Limited's independent registered public accountants, PricewaterhouseCoopers LLP indicated that the financial statements were affected by conditions and events that cast substantial doubt on Thomas Equipment Limited's ability to continue as a going concern. If we are unable to overcome these financial difficulties, our success in the future may also be in jeopardy.

We Have Experienced Significant Losses Since October 1, 2004, and Must Obtain Needed Capital Through Operations or Other Sources or We Will be Required to Curtail or Cease Certain Operations

      Since our acquisition of this business on October 1, 2004, we have also experienced negative cash flows in our first nine months of operations.

      For the three months ended December 31, 2004, we had sales of $14,416 and a net loss of $8,158, which included non-cash items totaling approximately $7,500 consisting primarily of stock based compensation, depreciation, and amortization of debt discount related to the issuance of warrants.

      For the three months ended March 31, 2005, we had sales of $17,036 and a net loss of $3,934, which included non-cash items totaling approximately $2,100 consisting primarily of depreciation, and amortization of debt discount.

      For the three months ended June 30, 2005, we had sales of $28,681 and a net loss of $8,594, which included non-cash items totaling approximately $4,300 consisting primarily of depreciation, and amortization of debt discount.

      We are not currently in compliance with our obligations to register the shares of common stock issuable to Laurus or to holders of our convertible series A preferred stock. Failure to do so may allow Laurus and the holders of the preferred stock to accelerate the payment of the amounts due to them, plus repayment premiums. In addition, penalties may begin to accrue at a rate of approximately $700 per month.

      Our ability to continue as a going concern and to meet our obligations as they fall due is dependant upon effectiveness of our registration statement, timely collection of receivables, our ability to secure additional financing as required and upon attaining profitable operations. Although we believe we have sufficient funding in place to enable us to continue as a going concern for at least the next 12 months, there is no assurance that our collections will be timely or that we will have access to available borrowings if needed in the future. The failure to obtain any such needed capital could cause us to curtail or cease particular operations.

We Have in The Past And May in the Future Acquire Other Businesses Which Could be Difficult to Integrate, Thereby Reducing Our Opportunities for Success.

      During the nine months ended June 30, 2005, we completed the acquisition of the business and certain assets of Thomas Equipment Limited and the acquisition of Pneutech. In the future, we may acquire or make strategic investments in other complementary businesses. We have limited experience in acquiring or investing in other businesses and we may not be successful in completing, financing, or integrating an acquired business into our existing operations.

      Any such acquisitions could involve the dilutive issuance of equity securities or the incurrence of debt. In addition, although we have not experienced any of these problems to date, the acquisition of businesses pose numerous additional risks, such as:

      o     unanticipated costs associated with the acquisition or investment;

      o     diversion of management time and resources;

      o problems in assimilating and integrating the new business operations;

      o     potential loss of key customers or personnel of an acquired company;

      o     increased legal and compliance costs; and

      o     unanticipated liabilities of an acquired company.

      Further, although an acquired company may have already developed and marketed products, we can not assure you that the products will continue to be successful, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to the acquired company or its products and that could materially and adversely affect our business.

We Face Intense Competition from Multinational Manufacturers, Which Could Materially and Adversely Affect Pricing Policies and Resultant Profitability.

      Thomas Equipment's construction equipment product lines face competition in each of our markets. In general, each line competes with a small group of companies, all of which are larger than Thomas Equipment. In addition, the agriculture equipment industry has become significantly consolidated, which affects our ability to compete. The agriculture equipment markets in North America are highly competitive and require substantial capital outlays. We compete within these equipment markets based primarily on products sold, price, quality, service and distribution. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact operating profit. Outside of the United States and Canada, certain competitors enjoy competitive advantages inherent to operating in their home countries.

      Our outlook depends on a forecast of our share of industry sales. An unexpected reduction in that share could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to price the product competitively, or an unexpected buildup in competitors' new machine or dealer owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices. The environment also remains very competitive from a pricing standpoint. Additional price discounting would result in lower than anticipated price realization.

Our Sales Growth is Tied to Global Economic Conditions and Changes in Interest Rates and Currency Exchange Rates Could Affect Our Anticipated Revenue.

      We are exposed to market risk from changes in interest rates as well as fluctuations in currency. A worldwide economic recovery is now underway. If interest rates rise significantly, this recovery could be less robust than assumed, likely weakening our machinery sales.

      We currently do not engage in hedging transactions that would mitigate losses from changes in interest rates or currency fluctuation, which could result in higher than expected costs or lower than expected sales.

We Rely Heavily on Commodities in the Manufacturing of Our Equipment and Price Fluctuations Can Have a Material and Adverse Affect on the Cost Structure of Our Business.

      We are exposed to fluctuations in market prices for commodities, especially steel. Due to increasing global demand for steel, coupled with steel supply constraints, the cost of steel increased significantly during 2004. At this time, we are unable to predict the potential impact of future increases in steel costs on the cost of our products, or our ability, if any, to increase the selling price of our products to cover such costs. We have not yet established arrangements to hedge commodity prices and, where possible, to limit near-term exposure to fluctuations in raw material prices. As a result, the cost to manufacture our products may rise at a time when we are unable to increase the selling price of such products.

Our Business is Subject to Environmental Regulations, with Which the Failure to Comply Could Result in Substantial Penalties.

      We are regulated by various local and international environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these laws could have a material impact on our capital expenditures, earnings, or competitive position. Our failure or inability to comply with the applicable laws and regulations could result in monetary or other penalties, resulting in unanticipated expenditures or restrictions on our ability to operate.

We Are Dependent on Third-Party Dealers for Much of Our Thomas Equipment Sales, Which Could Reduce Our Ability to Gain a Foothold in the Marketplace.

      We are attempting to build the Thomas brand through direct retail sales, dealer networks and major supply agreements with companies such as United Rental, the largest US equipment rental chain. Dealers carry inventories of both new and rental equipment and adjust those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively. The current outlook assumes dealers will reduce inventories slightly in the coming year; more drastic reductions would adversely affect sales.

We Have Recently Entered Into a Supply Agreement with Hyundai Heavy Industries Co., Ltd., the Loss of Which Would Result in Significantly Lower Sales Than Anticipated.

      In February 2005, we entered into an agreement with Hyundai Heavy Industries Co., Ltd. pursuant to which we were engaged as the sole and exclusive supplier of private label skid loaders, accessories and parts to be sold by Hyundai throughout the world. The initial term of the agreement with Hyundai is for two years and will be automatically renewed for successive terms of one year unless terminated. We anticipate sales to Hyundai to represent a substantial portion of our skid loader sales for the foreseeable future, although there is no minimum sales requirement contained in the agreement. The termination of the Hyundai agreement for any reason or a volume of sales which is materially below our anticipated levels would result in substantially lower sales revenue for Thomas Equipment overall.

Satisfaction of Substantial Additional Production Orders Will Require Additional Production Capacity, the Unavailability of Which Could Result in Lost Revenues and Liabilities to Customers.

      We anticipate a substantial increase in production capacity needs as a result of contracts with Hyundai and others. We are currently in the final stages of commencing production in a new production facility in Busan, South Korea to address these needs. Although this facility was completed in August 2005 and production is expected to commence in October 2005, there can be no assurance that the facility will be capable of the production required for our customers. To the extent that the facility is not able to produce the products required in sufficient capacity, we may not be able to satisfy customer orders, which could result in lost revenues as well as potential liabilities to customers for failure to complete production of their orders. The construction costs of this facility were approximately $4,900, which were paid from the proceeds of our April 2005 offering of preferred stock.

A Disruption Or Termination Of Our Relationships With Certain Suppliers Could Have A Material Adverse Effect On Our Operations.

      Certain of the components included in our products are obtained from a limited number of suppliers, including in particular the engines used for our skid loaders. Disruption or termination of supplier relationships could have a material adverse effect on our operations. We believe that alternative sources could be obtained, if necessary, but the inability to obtain sufficient quantities of the components or the need to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments which in turn may have an adverse effect on our operating results and customer relationships.

We May Face Product Liability Claims, Which Could Result In Losses In Excess of Our Insurance Coverage or in Our Inability to Obtain Adequate Insurance Coverage in the Future.

      Like most manufacturing companies, we may be subject to significant claims for product liability and may have difficulty in obtaining product liability insurance or be forced to pay high premiums. We currently have product liability insurance and have not been subject to material claims for product liability. However, there can be no assurance that we will be able to obtain adequate insurance in the future or that our present or future insurance would prove adequate to cover potential product claims.

Our Sales Are Subject to Numerous Political Factors, Including Terrorist Attacks Which Could Cause Unanticipated Declines in Sales.

      Political factors in the United States and abroad have a major impact on global companies. Our business outlook assumes that there will be no major terrorist attacks. If there is a major terrorist attack, confidence could be undermined, causing a sharp drop in economic activities and our sales. Attacks in major developed economies would be the most disruptive.

Risks Relating to Our Current Financing Arrangements

There are a Large Number of Shares Underlying Warrants that May Be Available For Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

      As of the date of this Report on Form 10-K, we had 21,250,000 shares of common stock issued and outstanding and we had convertible notes which could require the issuance of 23,685,000 additional shares of common stock to Laurus Master Fund, Ltd., convertible preferred stock which is convertible into 8,333,333 shares of common stock and options and warrants which could require the issuance of 11,689,395 additional shares of common stock. Of these shares, 27,152,360 including the shares issuable upon conversion of certain of the convertible notes and upon exercise of certain of our warrants and options, are currently in the process of being registered. Upon registration, such shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Issuance of Shares Upon Conversion of the Convertible Notes and Exercise of Outstanding Warrants and Options May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

      The issuance of shares upon conversion of the convertible notes and exercise of warrants and options may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the stock at a price lower than the current market prices. Although Laurus may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to beneficially own more than 9.99% of our outstanding common stock, this restriction does not prevent Laurus from converting and/or exercising some of their holdings, selling the shares obtained and then converting the rest of their holdings. In this way, Laurus could sell more than this limit while never holding more than this limit.

If We Are Required for any Reason to Repay Our Outstanding Secured Convertible Notes to Laurus at an Unexpected Time, We Could Deplete Our Working Capital. Our Inability to Repay the Secured Convertible Notes, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

      In November 2004, we entered into various agreements, as subsequently amended, with Laurus for the sale of up to $27,900 principal amount of secured promissory notes. The $7,900 of secured convertible term notes are due and payable, with interest, on a monthly basis over a three-year period, unless sooner converted into shares of our common stock. The secured convertible revolving note and secured convertible minimum borrowing note in the maximum amount of $20,000 are due in three years, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to pay any taxes when due, our failure to perform under and/or commit any breach of the security agreements or any ancillary agreement, any event of default under any other indebtedness by us or any of our subsidiaries could require the early repayment of the secured convertible notes at a rate of 115%, including a default interest rate on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

      We are not currently in compliance with our obligations to register the shares of common stock issuable to Laurus. However, Laurus has waived, through October 15, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 15, 2005. Because non-compliance did not occur until July 22, 2005, (subsequent to year end), this amount will be recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee will not have a material impact on our Liquidity. Upon the expiration of the waiver, assuming our Registration Statement is not then effective, we will incur penalties in the amount of 2% per month of the original principal amount due under the notes of $22,000. If our registration statement never becomes effective and we are required to pay penalties to Laurus of 2% per month from October 15, 2005 until the option and warrants sold to Laurus expire at the end of their seven year life, the penalties would aggregate approximately $32,000. In addition, our failure to comply with the Laurus registration obligations after October 15, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. We and Laurus have had discussions concerning the status of the obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to our financial condition as we do not have sufficient cash to repay the Laurus obligations. Further, we granted a security interest to Laurus in substantially all of our assets. Any attempt by Laurus to foreclose on our assets could likewise cause us to curtail our current operations.

If We Are Required for any Reason to Redeem Our Outstanding Series A Preferred Stock at an Unexpected Time, We Could Deplete Our Working Capital. Our Inability to Redeem the Series A Preferred Stock, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

      On April 19, 2005, we entered into agreements with several accredited investors for the sale of an aggregate of 25,000 shares of series A preferred stock and warrants to purchase an aggregate of 2,083,333 shares of common stock exercisable at a price of $3.75 per share at any time during a period of five years. Any event of default such as our failure to have an effective registration statement covering the resale of the common stock underlying the Series A Preferred Stock by April 19, 2006, to pay dividends when due or our failure to observe or perform any covenant, agreement or warranty could require us to redeem the Series A Preferred Stock with a 10% premium.

      We have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of the Series A Preferred Stock. If that required registration statement is not filed and effective by October 19, 2005, we will begin to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

If an Event of Default Occurs under the Security Agreement, Secured Convertible Notes, Warrants, Stock Pledge Agreement or Subordination Agreement, the Investors Could Take Possession of all Our and Our Subsidiaries' Assets.

      In connection with the security agreement we entered into in November 2004, as subsequently amended, we executed a stock pledge agreement in favor of Laurus granting them a first priority security interest in the common stock of our subsidiaries, all of our and our subsidiaries' goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement and stock pledge agreement state that if an event of default occurs under any agreement with the lenders, the lenders have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

If we Sell any Securities at an Effective Price below the Conversion Price of Our Laurus Secured Convertible Notes or Exercise Price of Our Laurus Warrants, Such Conversion and Exercises Prices Will be Lowered, Resulting in Additional Dilution to Shareholders

      We are in the process of registering 15,735,000 shares of common stock to cover the conversion of the secured convertible notes and exercise of warrants by Laurus. If we engage in a lower priced transaction than our current financing arrangements with Laurus while the secured convertible notes or warrants are outstanding, then the conversion price of the secured convertible notes and exercise price of the warrants will be adjusted to the lower transaction price and we may be required to issue additional shares of common stock to Laurus. If this occurs, shareholders may incur substantial additional dilution as a result of the issuance of additional securities without payment.

If we Sell any Securities at an Effective Price below $3.00 Per Share, the Exercise Price of Our Roynat Warrants Will be Lowered, Resulting in Additional Dilution to Shareholders

      We are in the process of registering 1,000,000 shares of common stock to cover the exercise of warrants by Roynat Merchant Capital. If we engage in a lower priced transaction than $3.00 per share while the Roynat warrants are outstanding, then the exercise price of the warrants will be adjusted to account for the dilution to Roynat and we may be required to issue additional shares of common stock to Roynat. If this occurs, shareholders may incur substantial additional dilution as a result of the issuance of additional securities without payment.

If we Sell any Securities at an Effective Price below the Conversion Price of Our Series A Preferred Stock or Exercise Price of the related Warrants, Such Conversion and Exercises Prices Will be Lowered, Resulting in Additional Dilution to Shareholders

      If we engage in a lower priced transaction than the conversion price in our Series A Preferred Stock while the Series A Preferred Stock or warrants are outstanding, then the conversion price of the Series A Preferred Stock and exercise price of the warrants will be adjusted to account for any dilution and we may be required to issue additional shares of common stock to the holders. If this occurs, shareholders may incur substantial additional dilution as a result of the issuance of additional securities without payment.

We Are Required To Redeem or Purchase Our Subsidiary's Preference Shares, Which Will Require Us to Pay $8,142, Which May Not be Available or Which Would Reduce Working Capital

      In connection with our acquisition of the assets of Thomas Equipment Limited, our wholly-owned subsidiary, Thomas Equipment 2004 Inc. sold Preference Shares having a value of $8,142 to McCain Foods Limited, the owner of Thomas Equipment Limited. We may redeem the preference shares at any time and are required to purchase them from McCain on April 26, 2006, if not previously redeemed. We may be unable to pay such amount due to unavailability of sufficient working capital. In such event, we would be required to raise additional capital which may not be available on reasonable terms or at all or we could become subject to legal suit by McCain for payment of all amounts due to them.

Our common stock may be subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

      The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to certain market risks which exist as part of our ongoing business operations. We currently do not engage in derivative and hedging transactions to mitigate the affects of the risks below. In the future, we may enter into foreign currency forward contracts to manage foreign currency risk. Because the operating structure of our business is different from that of our predecessor, Thomas Equipment Limited, we have described only those risks as they apply to our current operating environment. Thomas Equipment Limited did engage in certain derivative and hedging transactions, as well as borrowing activities through its parent - all of which affected the degree to which market risks affected Thomas Equipment Limited.

Interest Rates

      Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at June 30, 2005, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

      We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at June 30, 2005, a hypothetical 1.00% (100 basis-point) increase in interest rates would result in additional expenses of approximately $71 for the quarter or an annual increase in expenses of approximately $284.

Foreign Currency Fluctuations

      Our exposure to foreign currency translation gains and losses arises from the translation of our statements from our functional currency, the Canadian dollar, into U.S. dollars for reporting purposes. To date, translation gains and losses have not been material.

      Pneutech has costs and revenues primarily denominated in Canadian dollars and the Korean WON, while Thomas Equipment has significant revenues denominated in U.S. dollars and its costs are primarily incurred in Canadian dollars and is therefore exposed to risks arising from currency fluctuations between these two currencies.

      We currently do not engage in hedging transactions to manage these risks. However, we may do so in the future.

ITEM 8. Financial Statements and Supplementary Data

      Our consolidated financial statements for the fiscal year ended June 30, 2005, together with the report thereon of Kingery & Crouse P.A. dated September 28, 2005, and the consolidated financial statements of our predecessor business, Thomas Equipment Limited, for the three months ended September 30, 2004 and for each of the two years in the period ended June 30, 2004, together with the report thereon of PricewaterhouseCoopers LLP dated August 30, 2005, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 of this report.

                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK

ITEM 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      On December 6, 2004, we re-engaged Kingery & Crouse, P.A. as our principal independent accountants. Our board of directors has approved the appointment of Kingery & Crouse, P.A. as our new principal independent accountants.

      Prior to engaging Kingery & Crouse, P.A. we did not consult with them regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Kingery & Crouse, P.A. concluded was an important factor considered by us in reaching a decision as to our accounting, auditing or financial reporting issue; or

      2. any matter that was either the subject of disagreement or an event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-K.

      On November 9, 2004, as a result of the acquisition of Thomas, we dismissed Kingery & Crouse, P.A. as our principal independent accountants. From the date of Kingery & Crouse, P.A.'s appointment through the date of their dismissal on November 9, 2004, there were no disagreements between us and Kingery & Crouse, P.A. on any matter listed under Item 304 Section (a)(1)(v) A to D of Regulation S-K, including accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Kingery & Crouse, P.A. would have caused them to make reference to the matter in its reports on our financial statements. We provided Kingery & Crouse, P.A. with a copy of the Current Report on Form 8-K disclosing this matter on November 9, 2004, prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agreed with the statements made in the Report on Form 8-K, and if not, stating the aspects with which they agreed. A copy of the letter provided by Kingery & Crouse, P.A., dated November 12, 2004, was included as an exhibit to the Report on Form 8-K.

ITEM 9A: Controls and Procedures

Disclosure Controls and Procedures

      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in timely alerting them to material information required to be included in our Exchange Act filings.

Management's Report on Internal Control Over Financial Reporting

We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with our filing for our fiscal year ending as early as June 30, 2006 and as late as June 30, 2008, depending on the market value of our common stock held by non-affiliates.

Changes in Internal Control Over Financial Reporting

      There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: Other Information

      None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         Our current directors and officers are as follows:

Name (1) (2)                    Age      Position
----                            ---      --------
Clifford Rhee                   43       President, Secretary and Director
David M. Marks                  37       Chairman of the Board
Luigi Lo Basso                  52       Chief Financial Officer
Kenneth Shirley                 52       Director
James E. Patty                  50       Director
Michael W. Woods                37       Director

(1)   We have the following committees of the Board of Directors:

                  Audit Committee

                        Michael W. Woods, Chairman
                        James E. Patty, Member
                        Kenneth Shirley, Member

                  Compensation Committee

                        James E. Patty, Chairman
                        Kenneth Shirley, Member
                        Michael W. Woods, Member

                  Nominating Committee

                        James E. Patty, Chairman
                        Kenneth Shirley, Member
                        Michael W. Woods, Member

(2) Our executive officers hold office until their successors are elected and qualified, or until their death, resignation or removal.

The background and principal occupations of each director and executive officer are as follows:

Clifford Rhee

      Mr. Rhee has been our President, Secretary and a director since November 2004. From 1994 through the present, Mr. Rhee has served as President & Chief Executive Officer of Pneutech Rousseau Group, a leading fluid power company. Prior to that, Mr. Rhee worked for Honeywell Corporation (formerly AlliedSignal Aerospace Corporation) from 1987 through 1994, first as a Manager of Sales and Marketing and then as General Manager of the Atlantic Support Division. Mr. Rhee received a B.S. in Mechanical Engineering from McGill University in 1986 and his Certified Management Accounting degree from McGill in 1988. He is a member of the Canadian Professional Engineers and a Board member of Distribution Advisory Council (Parker Hannifin Corporation).

David M. Marks

      Mr. Marks has been our Chairman since November 2004. Since 1994, he has served as the Trustee of the Irrevocable Children's Trust, Irrevocable Children's Trust No.2 and Phoenix Business Trust, where he oversees all trust investments. The Trusts currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has responsibilities for strategic planning and management that begin pre-acquisition and extend through ownership and disposition. Since April 2005, Mr. Marks has served as managing member of Farwell Equity Partners, LLC, a company with the sole purpose of holding securities of Thomas Equipment. Mr. Marks has been a board member of Ventures-National, Inc. (d/b/a Titan General Holdings, Inc.) since 2000 and has been chairman since May 2005. Mr. Marks previously served as chairman of Ventures-National from August 2002 through May 2003. Mr. Marks received a B.S. in economics from the University of Wisconsin in 1990.

Luigi Lo Basso

      Mr. Lo Basso has been our Chief Financial Officer since November 2004. From April 2004 through the present, Mr. Lo Basso has been Chief Financial Officer of Pneutech Rousseau Group. From 1998 through 2003, Mr. Lo Basso served as Deputy Chief Financial Officer for Bell Canada International, Canada's largest telecommunications company. Mr. Lo Basso was responsible for developing, implementing and controlling all budgets and business plans and was actively involved in all financial, administrative and operational decisions. From 1994 through 1998, he served as General Manager for Bell Sygma International, a premier provider of telecommunications operating and management solutions worldwide, in Uruguay. From 1974-1994 he also served in various senior financial positions for Bell Canada International. Mr. Lo Basso received a B.S. in Mathematics from Concordia University in 1974 and his master of Business Administration from Concordia in 1981.

Kenneth Shirley

      Mr. Shirley has been a director of Thomas since November 2004. Mr. Shirley served as the President, CEO, and Director of Titan General Holdings, Inc. from December 2003 until December 16, 2004. In 2000, Mr. Shirley formed his own management and consulting business, Pyxis Partnership, through which he has assisted in the operations of a number of companies. Prior to forming Pyxis, Mr. Shirley held management positions in several companies - General Electric, AT&T/ Lucent, Multi Circuits and Hadco. Mr. Shirley completed a two year Manufacturing Management Program with General Electric Company which is their equivalent to a business degree while working in the Mobile Radio Division in 1974.

James E. Patty

      Mr. Patty has been a director of Thomas since November 2004. Mr. Patty is also the CEO and Founder of Global Business Solutions Inc., an International investment, management and outsourcing firm based in Campbell, California. From May 1999 to June 2001, Mr. Patty was President and Chief Executive Officer of VPNet Technologies (Milpitas, CA). From March 1998 to May 1999, Mr. Patty was Vice President of GET Manufacturing, an electronic manufacturing services company headquartered in China. From March 1996 to February, 1998 Mr. Patty was Chief Operating Officer and Senior Vice President of Alphasource Manufacturing Services, an international EMS company headquartered in Bangkok, Thailand. Mr. Patty has had additional International Executive level management and engineering experience with ATI, Maxtor, Motorola, and Four Phase Systems.

Michael W. Woods

      Mr. Woods has been Controller and Interim Chief Financial Officer of Newgen Technologies, Inc., a publicly traded company engaged in the development of alternative fuels, since July 2005. Prior to joining Newgen, Mr. Woods has worked with several entrepreneurial companies in the mortgage lending and medical imaging fields. Mr. Woods' business career began as a CPA with Coopers & Lybrand but the bulk of his experience was gained with Ernst & Young from 1993 to 1998. Mr. Woods was Director of Corporate Assurance (Internal Audit) and Mergers & Acquisitions Supervisor for Century Business Services from 1998 to 1999. Mr. Woods' next assignment was with TMG Development & Sitco, Inc., where he was VP Finance. He left this assignment in 2002, and was most recently Treasurer and Co-Owner of Woods Mortgage Group. Mr. Woods has his BS in Business Administration from The Ohio State University.

ITEM 11.  Executive Compensation

      The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ended June 30, 2005, 2004, 2003 and 2002.

                                                      Executive Compensation Table
------------------------------------------------------------------------------------------------------------------------------------

                                                   Annual Compensation                  Long-Term Compensation
                                         -----------------------------------     --------------------------------
                                                                                           Awards       |Payouts
                                                                                 -----------------------|--------
                                                                                            Securities  |
                                                                                 Restricted Underlying  |
                                                                                 Stock      Options /   | LTIP        All Other
Name & Principal Position       Year     Salary     Bonus        Other           Awards     SARs (#)    | Payouts     Compensation
------------------------------------------------------------------------------------------------------------------------------------
Clifford Rhee, President (1)    2005     $168,000   $600,000 (3) $4,400 (4)      $0         0            $0          $0
                                2004     $0         $0           $0              $0         0            $0          $0

Joel Arberman, Former CEO (2)   2004     $0         $0           $0              $0         0            $0          $0
                                2003     $104,475   $0           $0              $0         0            $0          $0
                                2002     $110,600   $0           $0              $0         0            $0          $0

(1) Mr. Rhee did not become president until November 2004. Mr. Rhee's employment agreement is described below.

(2) The year ends for Mr. Arberman's compensation were December 31, 2004, 2003 and 2002, as reported in our annual reports filed for those years, which would have approximated his salary for the years ended June 30, 2004, 2003 and 2002.

(3) Of this amount, $300,000 is deemed to be a retention bonus which Mr. Rhee is obligated to repay on a pro-rata basis if he terminates the employment agreement prior to the expiration of his employment agreement.

(4)   Auto allowance.

      Personal benefits received by our executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

      We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to our directors, officers or employees.

Director Compensation

      Members of our Board of Directors who are not otherwise employed by us receive a fee of $1,000 per month. In addition, they will annually receive options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the stock at the time of grant. Our Chairman of the Board will receive a fee of $5,000 per month, together with annual options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of stock at the time of the grant.

Options Grants

      We made no grants of stock options during the fiscal years ended June 30, 2005 and 2004 to any of the named executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      There were no stock options exercised during the fiscal years ended June 30, 2005 and 2004, or held at the end of such fiscal year, by the named executive officers.

Executive Employment Agreements

      We have an employment agreement with our President, Clifford Rhee. Pursuant to the agreement effective October 1, 2004, Mr. Rhee is employed as our President for a term of three years, although his employment by Thomas may be terminated at any time. Mr. Rhee is entitled to receive an annual base salary of $228,000, as well as customary benefits and reimbursements. In consideration for services provided by Mr. Rhee in connection with the acquisition of our assets from Thomas Equipment Limited, including Mr. Rhee's personal guarantee and pledge of assets in support of various obligations we made to Thomas Equipment Limited, Mr. Rhee received a one-time payment of $600,000. Of this amount, $300,000 is deemed to be a retention bonus which Mr. Rhee is obligated to repay on a pro-rata basis if he terminates the employment agreement prior to the expiration of the three year term. Mr. Rhee provided a personal guarantee in the amount of $246,600 to the Minister of Business of New Brunswick, in support of the Minister of Business New Brunswick's loan guarantee provided for the benefit of Thomas. In addition, a company controlled by Mr. Rhee pledged its ownership in Pneutech, which has since been converted into 467,767 shares of common stock of Thomas, to McCain Foods Limited. This pledge supports a guarantee of all obligations of Thomas and Thomas Equipment 2004 to redeem or purchase the 1,000 preference shares of Thomas Equipment 2004 issued to McCain. Mr. Rhee was instrumental in identifying the Thomas Equipment Limited assets as a business opportunity and negotiating for their purchase by Thomas.

Benefit Plans

Employee Stock Incentive Plan

      The 2005 Stock Option Plan was adopted by the board of directors in March 2005. The Plan provides for the issuance of up to 1,500,000 options.

      Under the plan, options may be granted which are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code of 1986, as amended, or which are not intended to qualify as incentive stock options thereunder, or Non-ISOs. The 2005 Stock Option Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The 2005 Stock Option Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

Purpose

      The primary purpose of the 2005 stock option plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees. The ability of a company to offer a generous stock option program has now become a standard feature in the industry in which we operate.

Administration

      The 2005 Stock Option Plan is administered by our board of directors, as the board of directors may be composed from time to time. All questions of interpretation of the 2005 Stock Option Plan are determined by the board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the board of directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole board of directors.

      Notwithstanding the foregoing, the board of directors may at any time, or from time to time, appoint a committee of at least two members of the board of directors, and delegate to the committee the authority of the board of directors to administer the plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the board of directors, and shall be substituted for the board of directors, in the administration of the plan, subject to certain limitations.

      Members of the board of directors who are eligible employees are permitted to participate in the 2005 Stock Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2005 Stock Option Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2005 Stock Option Plan. In the event that any member of the board of directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the plan shall not be administered by the board of directors, and may only by administered by a committee, all the members of which are disinterested persons, as so defined.

Eligibility

      Under the 2005 Stock Option Plan, options may be granted to key employees, officers, directors or consultants of ours, as provided in the 2005 Stock Option Plan.

Terms of Options

      The term of each option granted under the plan shall be contained in a stock option agreement between us and the optionee and such terms shall be determined by the board of directors consistent with the provisions of the plan, including the following:

      (a) Purchase Price. The purchase price of the common shares subject to each ISO shall not be less than the fair market value, or in the case of the grant of an ISO to a principal stockholder, not less than 110% of fair market value of such common shares at the time such option is granted. The purchase price of the common shares subject to each Non-ISO shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common shares at the time such option is granted.

      (b) Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the board of directors, in its discretion, at the time such option is granted.

      (c) Expiration. The expiration of each option shall be fixed by the board of directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the board of directors at the time such option is granted, an option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each option shall be subject to earlier termination as expressly provided in the 2005 Stock Option Plan or as determined by the board of directors, in its discretion, at the time such option is granted.

      (d) Transferability. No option shall be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by them. No option granted under the plan shall be subject to execution, attachment or other process.

      (e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the plan, the number and class of shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increase or decrease in the number of issued common shares resulting from split-up, spin-off or consolidation of shares or any like capital adjustment or the payment of any stock dividend.

      Except as otherwise provided in the 2005 Stock Option Plan, any option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of us. However, the optionee shall have the right immediately prior to any such transaction to exercise the option in whole or in part notwithstanding any otherwise applicable vesting requirements.

      (f) Termination, Modification and Amendment. The 2005 Stock Option Plan (but not options previously granted under the plan) shall terminate ten (10) years from the earlier of the date of its adoption by the board of directors or the date on which the plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the plan. Subject to certain restrictions, the plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-end Option
Values

      There were no option exercises in the last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information, as of September 26, 2005 with respect to the beneficial ownership of the outstanding common stock by
(i) any holder of more than five (5%) percent; (ii) each of our directors and named executive officers; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                                  Common Stock Beneficially  % of Common Stock
Name of Beneficial Owner (1)                      Owned                      Ownership
-------------------------------------------------------------------------------------------------
Clifford Rhee                                       3,343,061(2)             15.7%
David M. Marks                                    10,996,706(3)(4)           51.7%
Kenneth Shirley                                       10,000(3)              *
James E. Patty                                        10,000(3)              *
Farwell Equity Partners, LLC                      10,986,706(4)              51.7%
4237901 Canada Inc.                                 2,875,294(2)             13.5%
Laurus Master Fund, Ltd.                            2,334,905(5)             9.9%
-------------------------------------------------------------------------------------------------
All officers and directors as a group (4 persons)                            67.6%

*     Less than 1%.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Thomas Equipment, Inc., 1818 North Farwell Avenue, Milwaukee, WI 53202.

(2) Includes 2,875,294 shares owned by 4237901 Canada Inc., a corporation controlled by Clifford Rhee.

(3) Includes 10,000 shares issuable upon exercise of currently exercisable options.


(4) David Marks is the managing member of Farwell Equity Partners, LLC, and has sole investment and dispositive power with respect to all shares owned by such entity. Frank Crivello, who contributed 10,486,706 shares of common stock to Farwell Equity Partners, LLC, is the majority owner of the membership interests of such entity. Mr. Crivello, through the Frank Crivello SEP IRA is also the owner of 2,010,000 shares of common stock representing approximately 9.5% of the outstanding stock of Thomas Equipment.

(5) Does not include 2,750,000 shares issuable upon exercise of warrants exercisable at a price of $2.25 per share, 4,020,000 shares issuable upon exercise of an option exercisable at an aggregate exercise price equal to the par value of such shares, or up to 18,600,000 shares issuable upon conversion of the maximum convertible debt which may be outstanding to Laurus. Laurus has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. Laurus Capital Management, L.L.C. may be deemed a control person of the shares owned by such entity. David Grin and Eugene Grin are the principals of Laurus Capital Management, L.L.C.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2005.

                                      Number of securities                              Number of securities
                                      to be issued upon        Weighted average         remaining available for future
                                      exercise of              exercise price of        issuance under equity compensation
                                      outstanding options,     outstanding options,     plans (excluding securities
Plan category                         warrants and rights      warrants and rights      reflected in column (a)
-----------------------------------------------------------------------------------------------------------------------------
                                      (a)                      (b)                      (c)
Equity compensation plans approved
by security Holders                   -0-                      -0-                      N/A

Equity compensation plans not
approved by security Holders          -0-                      -0-                      N/A

ITEM 13. Certain Relationships and Related Transactions

      On October 11, 2004, Thomas Equipment, Inc., formerly Maxim Mortgage Corporation, entered into an Agreement and Plan of Reorganization with Thomas Equipment 2004 Inc. and Thomas Ventures Inc., both of which were formed in 2004 for the purposes of the asset acquisition described below. Prior to the reorganization:

      Maxim Mortgage Corporation had no active business operations;

      Clifford Rhee, our president and a principal stockholder, was the sole officer and director of Thomas Equipment 2004, Inc.; and

      David Marks, our Chairman and a principal stockholder, was the sole officer and director of Thomas Ventures, Inc.

      Under the terms of the agreement, we acquired 100% of the common stock of Thomas Equipment 2004 and Thomas Ventures in exchange for the issuance by us of 16,945,000 common shares (approximately 94% of the outstanding shares immediately after the reorganization). The average share price paid for the 16,945,000 shares of Thomas Equipment 2004 and Thomas Ventures exchanged for shares of Thomas Equipment stock was $.0775. Current officers, directors and principal stockholders of Thomas Equipment, who beneficially own in the aggregate approximately 77% of the outstanding common stock of Thomas Equipment, owned the following aggregate shares of common stock of Thomas Equipment 2004, Inc. and Thomas Ventures, Inc.:

      Name                                             Shares      Average Price Paid
      ---------------------------------------------------------------------------------
      Frank P. Crivello                                10,336,706  $.1874
      Frank P. Crivello SEP IRA                         2,010,000  $.0124
      4237901 Canada Inc. (owned by Clifford Rhee)      2,875,294  $.01
      David Marks                                         500,000  $.01

      On December 22, 2004, we entered into an Agreement and Plan of Amalgamation with 4274458 Canada, Inc., a corporation wholly-owned by us, and Pneutech, Inc., as amended effective February 28, 2005. Under the terms of the agreement which closed on February 28, 2005, we acquired 100% of the common stock of Pneutech in exchange for the issuance by us of a total of 1,082,640 shares of our common stock and warrants to purchase 211,062 shares of our common stock, exercisable at $3.00 per share. An additional 167,360 shares of common stock were issued as of the closing in exchange for the cancellation of approximately $494,000 of debt owed by Pneutech to unaffiliated third parties. Upon the closing, Pneutech also redeemed all of its outstanding 929 preference shares and 530,000 special shares, all of which were owned by 3156176 Canada, Inc. for an aggregate of $508,000, which was the aggregate stated redemption value of such securities. Clifford Rhee, our President and a member of our Board of Directors is the beneficial owner of 32.6% of the equity interests of 3156176 Canada, Inc. and is deemed to control such entity by virtue of his positions as an officer and director of such entity. 3156176 Canada, Inc. was the owner of approximately 47% of the common shares, and all of the 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee loaned $508,000 to 3156176 Canada, Inc. to fund the purchase of the preference shares and special shares, and is entitled to be repaid such amount, together with the dividends paid on such shares in the amount of $6,000. Such amounts have not been paid to Mr. Rhee from 3156176 Canada, Inc. to date. Neither Mr. Rhee nor any other officer, director or principal stockholder of Thomas received any benefits or other consideration in connection with the acquisition of Pneutech, except as disclosed above. In the aggregate Mr. Rhee is entitled to receive $514,000 from 3156176 Canada, Inc. for the loans he made to fund the acquisition of the preference and special shares. He also received 467,767 shares of our common stock in exchange for his common shares in Pneutech. Mr. Rhee did not receive any other payments of cash nor did he receive any warrants, option or other securities in connection with the acquisition of Pneutech. Mr. Rhee was the President and a member of the Board of Directors of both Thomas Equipment and Pneutech prior to the acquisition of Pneutech by Thomas Equipment. Mr. Rhee generally negotiated on behalf of Pneutech, in concert with the other principal stockholder of Pneutech, while David Marks, chairman of Thomas, negotiated on behalf of Thomas. Mr. Rhee's conflict of interest was disclosed to the shareholders of Pneutech as well as the Board of Directors of Thomas Equipment.

      On November 1, 2004, we entered into a consulting agreement with Frank Crivello to act as a non-exclusive consultant to us in the areas of mergers and acquisitions, business development and capital needs for a period of one year. Mr. Crivello is paid a fee of $10,000 per month for such services. Mr. Crivello is a member of Farwell Equity Partners, LLC, a principal stockholder of Thomas Equipment.

ITEM 14. Principal Accountant Fees and Services

      Summarized below is the aggregate amount of various professional fees billed, or expected to be billed, by our principal accountants with respect to the periods indicated:

                                                      Successor     |
                                                    --------------  |
                                                     Nine Months    |
                                                        Ended       |
                                                    June 30, 2005   |
                                                    --------------  |
                                                                    |
      Audit fees                                             $510   |
      Audit-related fees                                       $0   |
      Tax fees                                                 $5   |
      All other fees, including tax consultation                    |
      and preparation                                          $0   |

      All audit fees are approved by our Board of Directors and, in future, will be approved by our recently-formed Audit Committee.

                      REMAINDER OF PAGE INTENTIONALLY BLANK

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1.

Consolidated Financial Statements

Reports of Independent Accountants                                                            F-1

Consolidated Balance Sheets as of June 30, 2005 (Successor) and June 30, 2004 (Predecessor)   F-3

Consolidated Statements of Operations and Comprehensive Loss for the Nine Months              F-6
ended June 30, 2005 (Successor) and for the Three Months ended September 30,
2004 and the Years ended June 30, 2004 and 2003 (Predecessor)

Consolidated Statement of Stockholders' Equity (Deficit) for the Nine Months                  F-7
ended June 30, 2005 (Successor) and for the Three Months ended September 30,
2004 and the Years ended June 30, 2004 and 2003 (Predecessor)

Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2005                 F-11
(Successor) and for the Three Months ended September 30, 2004 and the Years ended June 30, 2004 and 2003 (Predecessor)

Notes to Consolidated Financial Statements                                                    F-13

(a) 2.

Financial Statement Schedules

All Schedules are omitted because the required information is shown in the financial statements or the notes thereto or is considered to be immaterial.

(a) 3.

Exhibits

      The following exhibits are either filed with this report or have previously been filed with the Securities and Exchange Commission and are incorporated in this Item 15 by reference to those prior filings. References to "us" in this Exhibit List mean Thomas Equipment, Inc., a Delaware corporation.

Exhibit
Number                                                           Description

3.1 Certificate of Incorporation of Thomas Equipment, Inc., incorporated by reference to Exhibit 3.1 of the Company's registration statement Form SB-2, filed August 25, 2000.

3.2            Bylaws of Thomas Equipment, Inc., incorporated by reference to
               Exhibit 3.1 of the Company's registration statement Form SB-2, filed August 25, 2000.

3.3 Amended and Restated Certificate of Designation for Series A Preferred Stock incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 20, 2005

3.4 Amendment to Certificate of Incorporation of Thomas Equipment, Inc., incorporated by reference to Exhibit 3.2 of the Company's registration statement Form SB-2 (file no. 333-72826).

4.1 Security and Purchase Agreement, dated as of November 9, 2004, by and among Laurus Master Fund, Ltd., Thomas Equipment, Inc. and Thomas Ventures, Inc.(1)

4.2 Security Agreement, dated as of November 9, 2004, between Laurus Master Fund, Ltd. and Thomas Equipment 2004 Inc.(1)

4.3 General Security Agreement, dated as of November 9, 2004, by Thomas Equipment 2004, Inc., in favor of Laurus Master Fund, Ltd.(1)

4.4 Guarantee, dated as of November 9, 2004, by Thomas Equipment 2004, Inc., in favor of Laurus Master Fund, Ltd.(1)

4.5 Intellectual Property Security Agreement, dated as of November 9, 2004, by and among Laurus Master Fund, Ltd., Thomas Equipment, Inc. and Thomas Ventures, Inc.(1)

4.6 Secured (Convertible) Revolving Note issued to Laurus Master Fund, Ltd., dated November 9, 2004.(1)

4.7 Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., dated November 9, 2004.(1)

4.8 Secured Convertible Term Note issued to Laurus Master Fund, Ltd., dated November 9, 2004.(1)

4.9 Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated November 9, 2004.(1)

4.10           Option issued to Laurus Master Fund, Ltd., dated November 9,
               2004.(1)

4.11 Registration Rights Agreement, dated as of November 9, 2004, by and between Laurus Master Fund, Ltd. and Thomas Equipment, Inc.(1)

4.12 Stock Pledge Agreement, dated as of November 9, 2004, by and between Laurus Master Fund, Ltd. and Thomas Equipment, Inc.(1)

4.13 Stock Pledge Agreement, dated as of November 9, 2004, by and between Laurus Master Fund, Ltd. and Thomas Equipment 2004 Inc.(1)

4.14 Shareholders' Agreement, dated as of October 1, 2004, by and among Thomas Equipment, Inc., Thomas Equipment 2004 Inc. and McCain Foods Limited(1)

4.15 Amendment Agreement, dated as of February 28, 2005, by and among Laurus Master Fund, Ltd., Thomas Equipment, Inc. and Thomas Ventures, Inc.(2)

4.16 Secured Convertible Term Note issued to Laurus Master Fund, Ltd., dated February 28, 2005.(2)

4.17 Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated February 28, 2005.(2)

4.18 Reaffirmation and Ratification Agreement, dated as of February 28, 2005, by Thomas Equipment, Inc., Thomas Ventures, Inc. and Thomas Equipment 2004 Inc. in favor of Laurus Master Fund, Ltd.(2)

4.19 Subordination and Intercreditor Agreement by and among by Thomas Equipment, Inc., Thomas Ventures, Inc. and Thomas Equipment 2004 Inc., Pneutech Inc., Rousseau Controls Inc., Hydraman Fluid Power Limited and Roynat Merchant Capital Inc. in favor of Laurus Master Fund, Ltd.(2)

4.20 Subscription Agreement between Roynat Merchant Capital Inc., Thomas Equipment, Inc., Thomas Equipment 2004 Inc., Thomas Ventures, Inc., Pneutech Inc., Rousseau Controls Inc. and Hydraman Fluid Power Limited, dated as of February 28, 2005 (2)

4.21 Debenture in the Amount of CD$6,500,000 in favor of Roynat Merchant Capital Inc., dated as of February 28, 2005(2)

4.22 Common Stock Purchase Warrant in favor of Roynat Merchant Capital Inc., dated as of February 28, 2005(2)

4.23 Registration Right Agreement between Thomas Equipment, Inc. and Roynat Merchant Capital Inc., dated as of February 28, 2005(2)

4.24 General Security Agreement between Roynat Merchant Capital Inc., Thomas Equipment, Inc. and Thomas Ventures, Inc., dated as of February 28, 2005(2)

10.1 Plan and Agreement of Reorganization, by and among Thomas Equipment, Inc., Thomas Ventures, Inc. and its shareholders, and Thomas Equipment 2004 Inc. and its shareholders, dated as of October 11, 2004 (3)

10.2 Agreement of Purchase and Sale of Assets, dated as of October 1, 2004, by and among Thomas Equipment 2004 Inc. and Thomas Equipment Ltd.(1)

10.3           Lease between Thomas Equipment Limited, Thomas Equipment, Inc.
               and Thomas Equipment 2004 Inc. for Presque Isle, Maine property, dated as of October 1, 2004(1)

10.4           Lease between Thomas Equipment Limited, Thomas Equipment, Inc.
               and Thomas Equipment 2004 Inc. for New Brunswick properties, dated as of October 1, 2004(1)

10.5 Employment Agreement between Thomas Equipment, Inc., Thomas Equipment 2004 Inc. and Clifford Rhee, effective as of October 1, 2004.(1)

10.6 Amended and Restated Agreement and Plan of Amalgamation, among Thomas Equipment, Inc., 4274458 Canada, Inc. and Pneutech, Inc., dated as of February 28, 2005(2)

10.7 Agreement by and between Hyundai Heavy Industries Co., Ltd. and Thomas Equipment 2004 Inc., dated as of February 3, 2005(4)

10.8           Agreement between Thomas Equipment 2004 and Kubota Europe S.A.S.

10.9 Agreement between Thomas Equipment, Inc. and Frank Crivello, dated as of November 1, 2004

10.10 Securities Purchase Agreement dated as of April 19, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 20, 2005

10.11 Form of Registration Rights Agreement dated as of April 19, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 20, 2005

10.12 Form of Common Stock Purchase Warrant dated as of April 19, 2005, incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 20, 2005

10.13 Agreement Thomas Equipment, Inc. and W.L. Gore & Associates, Inc., dated as of October 15, 2004

10.14 Amendment No. 1 to Security and Purchase Agreement, dated as of November 9, 2004, by and among Laurus Master Fund, Ltd., Thomas Equipment, Inc. and Thomas Ventures, Inc., incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 31, 2005

10.15 Amended and Restated Secured Revolving Note issued to Laurus Master Fund, Ltd., dated January 26, 2005, incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 31, 2005

10.16 Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated January 26, 2005 incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 31, 2005.

10.17 Reaffirmation and Ratification Agreement, dated as of January 26, 2005, by Thomas Equipment, Inc., Thomas Ventures, Inc. and Thomas Equipment 2004, Inc. in favor of Laurus Master Fund, Ltd. incorporated by reference to Exhibit 4.4 to Form 8-K filed on January 31, 2005

16.1           Letter from Kingery & Crouse, P.A., dated November 11, 2004.(1)

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

32.2           Certification by Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Filed as an exhibit to the Registrant's Form 8-K dated as of November 9, 2004, and incorporated herein by reference.

2. Filed as an exhibit to the Registrant's Form 8-K dated as of February 28, 2005, and incorporated herein by reference.

3. Filed as an exhibit to the Registrant's Form 8-K dated as of October 12, 2004, and incorporated herein by reference.

4. Filed as an exhibit to the Registrant's Form 8-K dated as of February 3, 2005, and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2005               THOMAS EQUIPMENT, INC.

                                     By: /s/  CLIFFORD RHEE
                                         ---------------------------------------
                                         Clifford M. Rhee,
                                         President (Principal Executive Officer)

                                     By: /s/  LUIGI LO BASSO
                                         ---------------------------------------
                                         Luigi Lo Basso
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                  Title                        Date
-------------------------------------------   ----------------------------------  ---------------------
/s/ CLIFFORD RHEE
------------------------------------
By: Clifford M. Rhee                           President and Director             September 28, 2005
                                               (Principal Executive Officer)


/s/LUIGI LO BASSO
------------------------------------
By:  Luigi Lo Basso                            Chief Financial Officer            September 28, 2005
                                               (Principal Financial Accounting
                                               Officer)

/s/DAVID MARKS
------------------------------------
By:  David M. Marks                            Chairman of the Board and          September 28, 2005
                                               Director


/s/ KENNETH SHIRLEY
------------------------------------
By: Kenneth Shirley                            Director                           September 28, 2005


/s/JAMES E. PATTY
------------------------------------
By: James E. Patty                             Director                           September 28, 2005


/s/MICHAEL W. WOODS
------------------------------------
By: Michael W. Woods                           Director                           September 28, 2005

                        [KINGERY & CROUSE PA LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders of Thomas Equipment, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Thomas Equipment, Inc. and subsidiaries (collectively the "Company"), as of June 30, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' equity deficit and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

September 28, 2005
Tampa, FL




           2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618
           PHONE: 813.874.1280 | FAX: 813.874.1292 | WWW.TAMPACPA.COM

                    [PRICEWATERHOUSECOOPERS LLP LETTERHEAD]


August 30, 2005

Auditors' Report

To the Shareholder of
Thomas Equipment Limited

We have audited the accompanying consolidated balance sheet of Thomas Equipment Limited (a predecessor of Thomas Equipment, Inc.) as of June 30, 2004 and the related consolidated statements of operations and comprehensive loss, stockholder's deficit, and cash flows for the years ended June 30, 2004 and 2003 and the three months ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 and the three months ended September 30, 2004 in accordance with accounting principles generally accepted in the United States of America.

These financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern as described in note 2 to the consolidated financial statements.


/s/ PricewaterhouseCoopers LLP


Chartered Accountants

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30
                        (in thousands, except share data)

                                                                                    Successor | Predecessor
                                                                                    Business  |  Business
                                                                                    --------- | -----------
                                                                                       2005   |     2004
                                                                                    --------- | -----------
                                                                                              |
ASSETS                                                                                        |
                                                                                              |
Current assets:                                                                               |
   Cash                                                                             $   3,800 | $       823
   Accounts receivable, net of allowance for doubtful accounts of $235 and $1,694      24,425 |      11,014
   Financing receivables (Note 5)                                                          -- |       2,982
   Inventories - net (Note 6)                                                          35,574 |      20,256
   Income taxes recoverable                                                                46 |          33
   Due from affiliated companies (Note 22)                                                 -- |         161
   Prepaid expenses and other assets                                                    4,050 |         436
   Foreign exchange contracts (Note 27)                                                    -- |         171
                                                                                    --------- | -----------
   Total current assets                                                                67,895 |      35,876
                                                                                              |
Financing receivables, net of current portion (Note 5)                                     -- |       3,938
                                                                                              |
Property, plant and equipment, net (Note 7)                                            21,504 |      10,805
                                                                                              |
Deferred finance costs                                                                  1,222 |          --
                                                                                              |
Other assets (Note 8)                                                                     455 |         567
                                                                                              |
Goodwill                                                                                5,175 |          --
                                                                                    --------- | -----------
Total assets                                                                        $  96,251 | $    51,186
                                                                                    ========= | ===========
                                                                                              |
-----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30
                        (in thousands, except share data)
                                                                    (continued)


                                                              Successor | Predecessor
                                                              Business  |  Business
                                                              --------- | -----------
                                                                 2005   |     2004
                                                              --------- | -----------
                                                                        |
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          |
                                                                        |
Liabilities                                                             |
                                                                        |
Current liabilities:                                                    |
   Credit facilities (Note 14)                                $  10,813 | $        --
   Convertible credit facility (Note 13)                         12,395 |          --
   Trade payables                                                14,490 |       6,869
   Warranty liability (Note 21)                                   1,280 |         924
   Severance accrual (Note 24)                                       -- |         891
   Other payables and accrued liabilities                         3,308 |       1,553
   Deferred revenue (Note 8)                                         -- |          29
   Foreign exchange contracts (Note 27)                              -- |         125
   Due to affiliated companies (Note 22)                             -- |         880
   Advances from affiliated companies (Note 9)                       -- |      49,828
   Due to predecessor business and its affiliates (Note 10)       3,043 |          --
   Current portion of long term debt (Note 11)                      606 |          --
   Current portion of convertible long term debt (Note 12)        5,229 |          --
   Current portion of capital lease obligations (Note 15)           145 |          --
   Redeemable preferred stock, series A (Note 16)                19,962 |          --
   Redeemable preferred stock of subsidiary (Note 17)             8,142 |          --
                                                              --------- | -----------
   Total current liabilities                                     79,413 |      61,099
                                                                        |
Deferred revenue (Note 8)                                            -- |       1,213
Foreign exchange contracts (Note 27)                                 -- |         334
Employee future benefit liabilities (Note 28)                        -- |         306
Due to predecessor business and its affiliates (Note 10)          1,099 |          --
Long term debt (Note 11)                                            737 |          --
Convertible long term debt (Note 12)                                 -- |          --
Capital lease obligations (Note 15)                               4,880 |          --
Deferred taxes (Note 25)                                            366 |          --
                                                              --------- | -----------
                                                                 86,495 |      62,952
                                                              --------- | -----------

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30
                        (in thousands, except share data)
                                                                    (continued)


                                                       Successor |  Predecessor
                                                       Business  |   Business
                                                       --------- |  -----------
                                                          2005   |      2004
                                                       --------- |  -----------
                                                                 |
Commitments and Contingencies (Note 21)                          |
                                                                 |
Stockholders' Equity (Deficit):                                  |
Capital stock (Note 18)                                          |
   Preferred stock, Class A and B                             -- |        1,160
   Common stock                                                2 |       30,220
Additional paid in capital                                30,981 |           --
Accumulated deficit                                      (20,686)|      (40,763)
Accumulated other comprehensive loss                        (541)|       (2,383)
                                                       --------- |  -----------
                                                           9,756 |      (11,766)
                                                       --------- |  -----------
                                                                 |
Total liabilities and stockholders' equity (deficit)   $  96,251 |  $    51,186
                                                       ========= |  ===========
                                                                 |
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.
                             ----------------------

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                        (in thousands, except share data)


-------------------------------------------------------------------------------------------------------------------------

                                                    Successor    |
                                                    Business     |                 Predecessor Business
                                               ----------------- |  ----------------------------------------------------
                                               Nine Months Ended |  Three Months Ended     Year Ended       Year Ended
                                                 June 30, 2005   |  September 30, 2004    June 30, 2004    June 30, 2003
                                               ----------------- |  ------------------    -------------    -------------
Sales                                          $          60,133 |  $           13,857    $      55,705    $      49,274
                                                                 |
Cost of sales                                             49,967 |              11,770           47,559           43,615
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Gross profit                                              10,166 |               2,087            8,146            5,659
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Operating expenses:                                              |
Selling                                                    5,908 |               1,797            6,179            5,810
General and administrative                                 8,411 |               2,221            6,524            3,685
Provision for doubtful receivables                           182 |                  41            1,657              197
Stock based compensation                                   6,431 |                  --               --               --
Other (income) expense                                     1,623 |                (884)             702           (3,051)
                                               ----------------- |  ------------------    -------------    -------------
                                                          22,555 |               3,175           15,062            6,641
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Operating loss                                           (12,389)|              (1,088)          (6,916)            (982)
                                                                 |
Net financial expense (income)                             8,145 |                 499            4,574              (34)
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Net loss before income taxes                             (20,534)|              (1,587)         (11,490)            (948)
                                                                 |
Provision for income taxes                                   152 |                  15               65               72
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Net loss                                       $         (20,686)|  $           (1,602)   $     (11,555)   $      (1,020)
                                               ================= |  ==================    =============    =============
Dividends and accretion on preferred stock               (20,202)|                  --               --               --
                                               ================= |  ==================    =============    =============
Net loss attributable to common shareholders   $         (40,888)|  $           (1,602)   $     (11,555)   $      (1,020)
                                               ================= |  ==================    =============    =============
                                                                 |
Weighted average shares outstanding                   20,555,555 |           8,643,000        2,774,507        2,643,000
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Basic and diluted loss per share               $           (1.99)|  $            (0.19)   $       (4.16)   $       (0.39)
                                               ================= |  ==================    =============    =============
                                                                 |
Reconciliation of Comprehensive Loss:                            |
Net loss                                       $         (20,686)|  $           (1,602)   $     (11,555)   $      (1,020)
Other comprehensive loss -                                       |
foreign currency translation                                (541)|                (726)            (165)          (2,369)
                                               ----------------- |  ------------------    -------------    -------------
Total comprehensive loss                       $         (21,227)|  $           (2,328)   $     (11,720)   $      (3,389)
                                               ================= |  ==================    =============    =============
                                                                 |
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT)
                 (in thousands, except share and per share data)


                                                        Predecessor Business
------------------------------------------------------------------------------------------------------------------------------------
                                             Preferred Shares
                                  -------------------------------------
                                      Class A              Class B           Common Shares                     Other
                                  ----------------   ------------------   -------------------              Comprehensive
                                  Shares    Amount    Shares     Amount    Shares     Amount    Deficit    Income (Loss)    Total
                                  -------   ------   ---------   ------   ---------   -------   --------   -------------   --------

Balance - July 1, 2002            746,332   $  496   1,000,000   $  664   2,643,000   $ 8,599   $(23,890)  $         151   $(13,980)

Currency translation adjustment        --       --          --       --          --        --         --          (2,369)    (2,369)

Net loss for the year                  --       --          --       --          --        --     (1,020)             --     (1,020)

Dividends                              --       --          --       --          --        --     (4,298)             --     (4,298)
                                  -------   ------   ---------   ------   ---------   -------   --------   -------------   --------

Balance - June 30, 2003           746,332      496   1,000,000      664   2,643,000     8,599    (29,208)         (2,218)   (21,667)

Currency translation adjustment        --       --          --       --          --        --         --            (165)      (165)

Net loss for the year                  --       --          --       --          --        --    (11,555)             --    (11,555)

Shares issued                          --       --          --       --   6,000,000    21,621         --              --     21,621
                                  -------   ------   ---------   ------   ---------   -------   --------   -------------   --------

Balance - June 30, 2004           746,332      496   1,000,000      664   8,643,000    30,220    (40,763)         (2,383)   (11,766)

Currency translation adjustment        --       --          --       --          --        --         --            (726)      (726)

Net loss for the period                --       --          --       --          --        --     (1,602)             --     (1,602)
                                  -------   ------   ---------   ------   ---------   -------   --------   -------------   --------

Balance - September 30, 2004      746,332   $  496   1,000,000   $  664   8,643,000   $30,220   $(42,365)  $      (3,109)  $(14,094)
                                  =======   ======   =========   ======   =========   =======   ========   =============   ========
------------------------------------------------------------------------------------------------------------------------------------

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (in thousands, except share and per share data)

                                                                     (continued)

                                                         Successor Business
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Common Stock      Additional                     Other
                                                             -------------------    Paid-In     Accumulated   Comprehensive
                                                               Shares     Amount    Capital       Deficit         Loss        Total
                                                             ----------   ------   ----------   -----------   -------------   ------

Balances, October 1, 2004 (Inception)                                --   $   --   $       --   $        --   $          --   $   --

Common stock issued in exchange for net liabilities in a
recapitalization                                              1,075,000       --           --            --              --       --

Contribution of services by founders                                 --       --          322            --              --      322

Common stock sold on October 11, 2004 to founders for cash   16,945,000        2        2,127            --              --    2,129

Stock-based compensation related to common stock sold on
October 11, 2004 to founders                                         --       --        5,520            --              --    5,520

Common stock sold on November 9, 2004 to Laurus for cash      1,980,000       --           20            --              --       20

Stock-based compensation related to common stock sold on
November 9, 2004 to Laurus                                           --       --          911            --              --      911

Warrants for 2,200,000 common shares issued to Laurus on
November 9, 2004 in connection with financing                        --       --        2,178            --              --    2,178

Option for 4,020,000 common shares issued to Laurus on
November 9, 2004 in connection with financing                        --       --        4,060            --              --    4,060

Warrants for 400,000 common shares issued to Laurus on
January 26, 2005 in connection with financing                        --       --        1,542            --              --    1,542

Beneficial conversion feature of January 26, 2005
convertible debt financing with Laurus                               --       --          962            --              --      962

Warrants for 250,000 common shares issued on January 31,
2005 in connection with professional services                        --       --        1,295            --              --    1,295

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (in thousands, except share and per share data)

                                                                     (continued)

                                                         Successor Business
------------------------------------------------------------------------------------------------------------------------------------
                                                              Common Stock      Additional                      Other
                                                          -------------------    Paid-In      Accumulated   Comprehensive
                                                            Shares     Amount    Capital        Deficit         Loss         Total
                                                          ----------   ------   ----------    -----------   -------------   -------

Acquisition of Pneutech on February 28, 2005:
   Common stock issued                                     1,082,640       --        3,470             --              --     3,470
   Warrants for 211,062 common shares                             --       --          260             --              --       260

Common stock issued on February 28, 2005 in repayment
of Pneutech debt                                             167,360       --          494             --              --       494

Warrants for 150,000 common shares issued to Laurus on
February 28, 2005 in connection with financing                    --       --          488             --              --       488

Beneficial conversion feature of February 28, 2005
convertible debt financing with Laurus                            --       --        1,412             --              --     1,412

Warrants for 1,000,000 common shares issued on February
28, 2005 to Roynat in connection with financing                   --       --        2,649             --              --     2,649

Series A preferred stock, stated amount $25,000, sold
on April 19, 2005 - see Note 16                                   --       --           --             --              --        --

Warrants for 2,083,333 common shares issued on April
19, 2005 in connection with series A preferred stock              --       --        6,854             --              --     6,854

Beneficial conversion feature of series A preferred
stock                                                             --       --       18,146             --              --    18,146

Issue costs in connection with placement of series A
preferred stock and warrants                                      --       --       (3,742)            --              --    (3,742)

Accretion of discount from beneficial conversion
feature of series A preferred stock                               --       --      (18,146)            --              --   (18,146)

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (in thousands, except share and per share data)

                                                                     (continued)

                                                         Successor Business
------------------------------------------------------------------------------------------------------------------------------------
                                                        Common Stock       Additional                        Other
                                                    --------------------    Paid-In      Accumulated     Comprehensive
                                                      Shares     Amount     Capital        Deficit            Loss          Total
                                                    ----------   -------   ----------    ------------    --------------    --------

Accretion of discount from warrants on series A
preferred stock                                             --        --       (1,331)             --                --      (1,331)

Accretion of premium payable on redemption of
series A preferred stock                                    --        --         (485)             --                --        (485)

Warrants for 500,000 common shares issued on
April 19, 2005 in connection with placement of
preferred stock                                             --        --        2,215              --                --       2,215

Dividends on series A preferred stock                       --        --         (240)             --                --        (240)

Currency translation adjustment                             --        --           --              --              (541)       (541)

Net loss for the period                                     --        --           --         (20,686)               --     (20,686)

                                                    ----------   -------   ----------    ------------    --------------    --------
Balances, June 30, 2005                             21,250,000   $     2   $   30,981    $    (20,686)   $         (541)   $  9,756
                                                    ==========   =======   ==========    ============    ==============    ========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.
                             ----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                          |
                                                             Successor    |
                                                             Business     |              Predecessor Business
                                                           -------------  |  -----------------------------------------------
                                                               Nine       |  Three Months
                                                              Months      |      Ended                             Year
                                                               Ended      |  September 30,     Year Ended          Ended
                                                           June 30, 2005  |       2004        June 30, 2004    June 30, 2003
                                                           -------------  |  -------------    -------------    -------------
                                                                          |
Cash Flows From Operating Activities:                                     |
Net loss                                                   $     (20,686) |  $      (1,602)   $     (11,555)          (1,020)
Adjustments to reconcile net loss to net cash used in                     |
  operating activities:                                                   |
    Stock compensation                                             6,431  |             --               --               --
    Amortization of debt discounts and premiums                    5,673  |             --               --               --
    Depreciation and amortization                                  1,351  |            531            1,622            1,231
    Professional fee warrants                                        461  |             --               --               --
    Gain on sale of property, plant and equipment                     --  |             (3)            (312)              (7)
    Contribution of services                                         322  |             --               --               --
    Provision for doubtful receivables                               182  |             --               --               --
Net change in non-cash working capital items (Note 26)           (11,384) |         (1,111)           3,538           (1,533)
Net change in employee future benefit liabilities                     --  |              8               24               18
                                                           -------------  |  -------------    -------------    -------------
Net Cash Used In Operating Activities                            (17,832) |         (2,177)          (6,683)          (1,311)
                                                           -------------  |  -------------    -------------    -------------
                                                                          |
Cash Flows From Investing Activities:                                     |
   Cash paid for acquisition of assets of Thomas                 (18,119) |             --               --               --
   Cash paid for acquisition of Pneutech, Inc.                    (3,845) |             --               --               --
   Purchase of property, plant and equipment                      (2,941) |           (292)          (1,759)            (951)
   Proceeds received from insurance claim                             --  |             --              604              133
   Proceeds on sale of property, plant and equipment                  --  |             20              471               10
                                                           -------------  |  -------------    -------------    -------------
Net Cash Used In Investing Activities                            (24,905) |           (272)            (684)            (808)
                                                           -------------  |  -------------    -------------    -------------
                                                                          |
Cash Flows From Financing Activities:                                     |
   Proceeds from debt issuance                                    15,970  |             --               --               --
   Deferred financing costs                                       (1,500) |             --               --               --
   Net proceeds (repayments) of advances from affiliated                  |
     companies                                                        --  |           (588)          44,331            3,988
   Increase (decrease) in bank advances                           10,241  |          2,277           (1,930)           1,721
   Proceeds from sales of common stock (Note 18)                   2,149  |             --           21,621               --
   Proceeds from sales of series A preferred stock                23,473  |             --               --               --
   Redemption of preferred shares, Class E                            --  |             --          (55,916)              --
   Dividends paid on preferred shares, Class E                        --  |             --               --           (4,298)
   Proceeds from new convertible debt borrowing                    1,900  |             --               --               --
   Repayment of long term debt                                    (5,238) |             --               --               (9)
   Payments on capital lease obligations                            (366) |             --               --               --
                                                           -------------  |  -------------    -------------    -------------
Net Cash Provided By Financing Activities                         46,629  |          1,689            8,106            1,402
                                                           -------------  |  -------------    -------------    -------------

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    (continued)

                                                       Successor   |
                                                       Business    |              Predecessor Business
                                                     ------------  |  ---------------------------------------------
                                                         Nine      |  Three Months
                                                     Months Ended  |      Ended           Year            Year
                                                       June 30,    |  September 30,       Ended           Ended
                                                          2005     |       2004       June 30, 2004   June 30, 2003
                                                     ------------- |  -------------   -------------   -------------
                                                                   |
Net Increase (Decrease) In Cash                              3,892 |           (760)            739            (717)
                                                                   |
Effect of exchange rate changes on cash                        (92)|             23               4              15
                                                                   |
Cash, Beginning of period                                       -- |            823              80             782
                                                     ------------- |  -------------   -------------   -------------
                                                                   |
Cash, End of period                                  $       3,800 |  $          86   $         823   $          80
                                                     ============= |  =============   =============   =============
                                                                   |
                                                                   |
Supplemental Disclosure of Cash Flow Information -                 |
     Interest paid                                   $         801 |  $          15   $         217   $         129
                                                     ============= |  =============   =============   =============
     Interest received                                          -- |             --   $          95   $         162
                                                     ============= |  =============   =============   =============
     Income taxes paid                                          -- |             --   $          84   $          84
                                                     ============= |  =============   =============   =============
     Income taxes recovered                                     -- |             --   $          16   $          91
                                                     ============= |  =============   =============   =============
     Preferred dividends paid on Class E shares                 -- |             --   $       4,565   $       4,298
                                                     ============= |  =============   =============   =============
                                                                   |
Supplemental Disclosures of Non-Cash Investing and                 |
Financing Activities:                                              |
   Stock based compensation on common shares sold    $       6,431 |             --              --              --
                                                     ============= |  =============   =============   =============
   Debt discounts for warrants, options and                        |
     beneficial conversion features                  $      22,360 |             --              --              --
                                                     ============= |  =============   =============   =============
   Debt premiums                                     $       3,227 |             --              --              --
                                                     ============= |  =============   =============   =============
   Property and equipment acquired under capital                   |
     leases                                          $       5,254 |             --              --              --
                                                     ============= |  =============   =============   =============
   Common shares issued in debt repayment            $         494 |             --              --              --
                                                     ============= |  =============   =============   =============
   Common shares and warrants issued in                            |
     in Pneutech acquisition                         $       3,730 |             --              --              --
                                                     ============= |  =============   =============   =============
                                                                   |
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1.    Basis of preparation and Organization and description of the business

Basis of preparation

These Notes to Consolidated Financial Statements are applicable to both the Successor and Predecessor, unless stated otherwise. The following provides a description of the basis of presentation during all periods presented.

Successor
---------

Represents the consolidated financial position of Thomas Equipment, Inc. ("Successor", "TEQI", "we", "us", "our") formerly Maxim Mortgage Corporation, a Delaware corporation, as of June 30, 2005 and its consolidated results of operations and cash flows for the nine months ended June 30, 2005 following the Acquisition of certain assets of Thomas Equipment Limited (the Predecessor) as of October 1, 2004, and the Acquisition of Pneutech Inc. as of February 28, 2005, as described in Note 3. The consolidated financial position as of June 30, 2005 and results of operations and cash flows for the nine months ended June 30, 2005 reflect purchase accounting for the Acquisitions (as described more fully below).

Predecessor
-----------

Represents the consolidated financial position of Thomas Equipment Limited ("Predecessor", "TEL") for all periods prior to the Acquisition (by the Successor) of certain assets of TEL as of October 1, 2004. This presentation reflects the historical basis of accounting of TEL's parent company, McCain Foods Limited ("McCain").

Organization and description of the business

Successor
---------

We have two business segments, Thomas Equipment and Pneutech.

Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. Thomas also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas has a manufacturing facility in Centreville, New Brunswick, Canada and also operates six retail stores in New Brunswick (2), Prince Edward Island, Maine, Colorado and Illinois.

Pneutech and its subsidiaries (Rousseau, Hydramen and Samsung Industry), which we acquired on February 28, 2005, are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in South Korea.

Predecessor
-----------

TEL, a wholly-owned subsidiary of McCain Foods Limited, manufactured and distributed through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. TEL also manufactured a complete line of potato harvesting and handling equipment for the agricultural industry.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Approximately 80% of TEL's sales were generated through wholesale distribution worldwide. TEL had a sole manufacturing facility in Centreville, New Brunswick, Canada and also operated six retail stores in New Brunswick (2), Prince Edward Island, Maine, Colorado, and Illinois.

2.    Liquidity and going concern

Successor
---------

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As disclosed in Notes 12, 13 and 19, we have outstanding convertible debt, together with a common stock option and warrants, held by Laurus Master Fund, Ltd. ("Laurus"). We are not currently in compliance with the obligations imposed by our Registration Rights Agreement with Laurus to register the shares of common stock issuable to Laurus on conversion of the debt or exercise of the option or warrants. However, Laurus has waived, through October 15, 2005, the imposition of all penalties under the Registration Rights Agreement, together with its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 15, 2005. Because non-compliance did not occur until July 22, 2005, (subsequent to year end), this amount will be recorded in our first quarter of fiscal 2006 (quarter ending September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee will not have a material impact on our Liquidity. Upon the expiration of this waiver, assuming our Registration Statement is not then effective, we will begin to incur penalties in the amount of 2% per month of the original principal amount due under the Laurus notes of $22,000. If our registration statement never becomes effective and we are required to pay penalties to Laurus of 2% per month from October 15, 2005 until the option and warrants sold to Laurus expire at the end of their seven year life, the penalties would aggregate approximately $32,000 ($440 per month). In addition, our failure to comply with the Laurus registration obligations after October 15, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. We and Laurus have had discussions concerning the status of the obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to our financial condition as we do not have sufficient cash to repay the Laurus obligations. Further, we granted a security interest to Laurus in substantially all of our assets. Any attempt by Laurus to foreclose on our assets could cause us to curtail our current operations.

Additionally, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our convertible Series A preferred stock (see Note 16). If that required registration statement is not filed and effective by October 19, 2005, we will be in default and we will begin to incur penalties of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum penalties we may have to pay aggregate approximately $13,500 ($250 per month). Furthermore, if we are not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

We filed our first registration statement on April 21, 2005 and, through three subsequent amendments, have responded to numerous comments from the SEC Staff. We received some additional comments related to the amendment we filed on August 9, 2005 which we believe will be substantially responded to in our next amendment, which we expect to file on or about October 3, 2005.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

As a result of the potential acceleration of the Laurus debt and the potential redemption of the preferred stock, those amounts have been classified as current liabilities at June 30, 2005 and, as a result, we have a working capital deficit of approximately $11,518. If those amounts were not included in current liabilities or were converted to equity, our working capital would be approximately $10,403. We believe there is a high probability that we will attain effectiveness of our registration statement in the near term and that the Laurus debt will not be accelerated nor will we suffer any significant penalties. We also expect to file a registration statement related to the common stock issuable on conversion of the preferred stock immediately after effectiveness of the Laurus registration statement, minimizing any potential penalties associated therewith.

In addition to the above, our predecessor historically experienced losses and for the nine months ended June 30, 2005 (since our inception on October 1, 2004) we experienced a net loss of $20,686. Included in this loss are non-cash items related primarily to stock based compensation and amortization of debt discounts, amounting to approximately $14,238. In addition, we have experienced a number of non-recurring expenses associated with our SEC filings and organizational start-up of approximately $2,000.

Assuming our registration statements become effective and we do not incur substantial penalties, we believe we have sufficient collateral for borrowings and that we will be able to focus on our business plan to begin generating profits from operations during the fiscal year ending June 30, 2006. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Predecessor
-----------

The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future.

During the three months ended September 30, 2004, the year ended June 30, 2004 and the year ended June 30, 2003, TEL incurred a loss of $1,602, $11,555 and $1,020, respectively, and was not generating sufficient cash flows to cover operating costs and to fund investments in working capital and additions to property, plant and equipment. Also at September 30, 2004, TEL had a working capital deficit of $26,601 and a stockholder's deficit of $14,094. These conditions cast substantial doubt upon the validity of the going concern assumption. TEL's ability to meet its obligations as they fall due is dependent upon the continued financial support of its shareholder and creditors, its ability to secure additional financing as required and upon attaining profitable operations.

On October 1, 2004, TEL sold its business and certain assets to a subsidiary of TEQI (the Successor) for $33,403 (Note 29). TEL's parent, McCain Foods Limited has committed to provide whatever financial support is required to ensure that TEL is able to meet its remaining liabilities after the sale as they fall due and to continue as a going concern for the foreseeable future. This commitment does not extend to TEQI (the Successor) or any of its subsidiaries.

3.    Acquisitions (Successor only)

On October 11, 2004, TEQI entered into an Agreement and Plan of Reorganization with Thomas Equipment 2004 Inc. ("TE2004"), a Canadian corporation and Thomas Ventures Inc. ("TVI"), a Delaware corporation (both TE2004 and TVI were formed in 2004 for the purposes of the asset acquisition described below). Under the terms of the agreement, we acquired 100% of the common stock of TE2004 and TVI in exchange for the

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

issuance by us of 16,945,000 common shares. Although TEQI was the legal acquirer, TE2004 was considered the accounting acquirer and as such the acquisition was accounted for as a recapitalization. Immediately prior to the reorganization, TEQI had 1,075,000 shares of common stock outstanding (after a 1-40 reverse split) and no net assets or liabilities. The officers and directors of TE2004 and TVI assumed similar positions with TEQI. As a result, the accompanying consolidated financial statements represent the results of operations and cash flows of the accounting acquirer (TE2004) from the date of inception, October 1, 2004.


Acquisition of Assets of Thomas Equipment Limited (TEL, the Predecessor)
------------------------------------------------------------------------

On November 9, 2004, TE2004 acquired the fixed assets and inventory of TEL, an unrelated company, effective as of October 1, 2004. The acquisition was accounted for by the purchase method in accordance with Financial Accounting Standards Board Statement No. 141 ("SFAS 141") and the results of operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price (including capital leases as valued by TEQI), calculated in accordance with SFAS 141, was $37,182.

The following is a summary of the assets acquired at the date of acquisition, at fair value:

Assets acquired:
     Inventory            $24,543
     Fixed assets          12,639
                          -------
     Assets acquired      $37,182
                          =======


During the quarter ended March 31, 2005 the purchase price was finalized which resulted in an increase to inventory of $2,425 and an increase to fixed assets of $948, which amounts are included above. The adjustments related to the finalization of the inventory balances based on the final inventory count and the allocation of transaction costs. The fair values assigned to the assets acquired were determined by management based on a review of the related accounting records of Thomas Equipment Limited, physical inspection, counts and evaluations of the assets and review of an analysis completed by an independent third party valuation firm.

During the negotiation of the asset acquisition, we agreed with the vendor to a lease for the manufacturing facility and three sales offices. Although it was our original intention to purchase these leased assets, we elected to accept TEL's offer of a lease alternative. The terms of the capital leases require minimum annual payments of $489 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $4,906 (translated to U.S. dollars on June 30, 2005). Similarly, Thomas Equipment Limited has the right to require us to purchase the properties (Note 15).

The purchase price of the assets was funded with cash consideration totalling $18,119 which was sourced from loans received from Laurus Master Fund, Ltd. (see Notes 12 and 13) and cash received from our founders for common stock. The balance of the purchase price of $19,063 was financed with the vendor (Thomas Equipment Limited) and its parent company (McCain Foods Limited), with a vendor take back note of $2,260 (see Note 10); capital lease financing provided by the vendor of $5,254 (see Note 15); the sale of preferred shares of our subsidiary TE2004 of $8,370 to McCain (see Note 17); and the balance of $3,179 was a short term note payable to the vendor due in three payments starting one month after closing and then each of the two following months.

The difference between our value, and allocation, of the purchase price and that which Thomas Equipment Limited reported in their financial statements primarily arises from third party costs we incurred in connection with the transaction and the use of a different discount rate with respect to the capital lease obligations.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Acquisition of Pneutech Inc.

On February 28, 2005, we acquired 100% of the common stock of Pneutech, in exchange for 1,082,640 shares of our common stock and warrants to purchase 211,062 shares of common stock, exercisable at $3.00 per share. The common stock issued was valued at $3.50 per share, based on the market price of our common stock on December 22, 2004, the date the terms of the acquisition were agreed to and announced. Clifford Rhee, the President and a member of our Board of Directors, had a controlling interest in Pneutech. As a result, the fair value of the shares issued and the resulting allocation to goodwill in Pneutech has been reduced by the proportionate share of his post-combination ownership percentage. An additional 167,360 shares of our common stock were issued to an unrelated party as of the closing in exchange for the cancellation of approximately $494 of debt owed by Pneutech.

As part of the consideration paid for the acquisition of Pneutech, we:

      o Redeemed 929 preference shares and 530,000 special shares owned by 3156176 Canada, Inc. for an aggregate of $508. Clifford Rhee, the President and a member of the Board of Directors of Thomas and Pneutech is the beneficial owner of 3156176 Canada, Inc., which was the owner of approximately 47% of the common shares, and all of the 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee received 467,767 shares of our common stock in exchange for his common shares in Pneutech;

      o Paid Roynat Capital $2,259 in consideration for the cancellation of its Pneutech preferred shares and payment of accrued dividends thereon;

      o Paid Roynat Capital $1,008 in consideration for the cancellation of warrants previously issued by Pneutech to Roynat Capital;

The following is a summary of the net assets acquired at the date of acquisition, at fair value:

Net assets acquired
    Trade receivables                                                      $ 11,943
    Inventories                                                               9,302
    Prepaids and other assets                                                 1,200
    Bank indebtedness                                                        (9,612)
    Accounts payable                                                         (8,782)
    Accrued and other liabilities                                            (1,599)
    Property and equipment                                                    7,868
    Other assets                                                                502
    Goodwill                                                                  5,127
    Notes payable                                                            (8,374)
                                                                           --------
    Net assets acquired                                                    $  7,575
                                                                           ========

Consideration paid:
    Common shares (1,082,640) issued to Pneutech shareholders              $  3,470
    Warrants for common shares (211,062) issued to Pneutech shareholders        260
    Cash paid to redeem Pneutech preference shares and special shares           508
    Cash paid to redeem Pneutech preferred shares                             2,259
    Cash paid to redeem Pneutech common stock warrants                        1,008
    Cash paid for transaction costs                                              70
                                                                           --------
    Consideration                                                          $  7,575
                                                                           ========

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Concurrently with the closing of the Pneutech acquisition on February 28, 2005, we entered into the following refinancing transactions:

      o Redeemed notes payable totaling $494 by issuing 167,360 common shares;

      o Repaid Roynat Capital $3,227 in full satisfaction of all amounts due pursuant to a convertible debenture issued by Pneutech to Roynat Capital;

      o Sold a subordinated debenture to Roynat Merchant Capital Inc. with a face amount of $5,343; and issued warrants to Roynat Merchant Capital Inc. to purchase 1,000,000 shares of our common stock at an exercise price of $3.00 per share. The subordinated debenture was due and payable in full on December 30, 2005 and bore interest at the stated rate of 15% per annum. The subordinated debenture was repaid in full in April 2005.

The redemption of the preference shares, special shares, preferred shares, common stock warrants and the repayment of the Roynat Capital debenture were funded by the sale of the subordinated debenture to Roynat Merchant Capital Inc. and a loan from Laurus Master Fund, Ltd. (see Note 12).

The results of operations and financial position of Pneutech have been included in our consolidated financial statements since the acquisition date. The following unaudited pro forma financial information for the year ended June 30, 2005 includes the historical and pro forma effects of the October 1, 2004 acquisition of the business and certain assets of TEL and the February 28, 2005 acquisition of Pneutech Inc. and its subsidiaries, together with the operations of TEL for the three months ended September 30, 2004 including other pro forma adjustments, as if these transactions had taken place at July 1, 2004.

The unaudited pro forma financial information is not necessarily indicative of what the results of operations actually would have been if the transactions had in fact occurred at the beginning of the period presented. Moreover, it is not intended to be indicative of future results of operations or financial position.

                                             Unaudited
                                             Year Ended
                                           June 30, 2005
                                           --------------

Sales                                      $       99,834
                                           ==============

Net income (loss)                          $      (19,831)
                                           ==============

Earnings per share: basic and diluted      $        (0.93)
                                           ==============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4.    Basis of presentation and summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are reported in United States dollars. The functional currency of both TEQI and TEL is the Canadian dollar. The significant accounting policies are set out below:

Accounting Policies

We have generally adopted the accounting policies of the Predecessor. Unless specifically stated, the accounting policies described below are the accounting policies of the Predecessor and the Successor, which do not differ during all periods presented.

Principles of consolidation

Successor
---------

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

Predecessor
-----------

The consolidated financial statements include the accounts of Thomas Equipment Limited and its wholly owned subsidiaries McBan Equipment Ltd., Thomas Equipment International Inc., and Thomas Europe NV (together "TEL"). The purchase method has been used to account for all acquisitions. On June 21, 2004, the Company sold McBan Equipment Ltd., a dormant company, to its parent, McCain Foods Limited for proceeds of $1 which resulted in a loss before income taxes of $3.

Use of estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include the amortization periods for debt issuance costs and the valuation, and amortization, of discounts arising from warrants, options and beneficial conversion features on convertible securities, as well as estimates that arise from the provisions for doubtful accounts, warranties and inventory obsolescence, contingent liabilities, the valuation of deferred income tax assets, pension costs (for the predecessor), assumptions used in stock-based compensation calculations and estimating depreciation of tangible assets. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

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

Assets and liabilities are then translated into United States dollars (reporting currency) at the exchange rate in effect at each period end. Revenues, expenses, gains and losses are translated into United States dollars at the average rate of exchange prevailing during the period. All translation effects of exchange rate changes are included as a separate component of stockholders' equity (deficit).

Revenue recognition

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104"), revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exist; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured.

Delivery and sales of equipment and service parts are recorded when title and all risks of ownership are transferred to the independent dealer, distributor, OEM or retail customer which generally occurs when the equipment or parts are shipped to the customer or dealer. No right of return exists on sales of equipment except for goods sold under buy back arrangements (see below) which are not recorded as sales.

In some circumstances, goods are shipped to dealers and distributors on a consignment basis under which title and risk of ownership are not transferred to the dealers and distributors. Accordingly, sales revenues are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded, no significant uncertainty exists surrounding the purchaser's obligation to pay. No right of return exists on sales of equipment except for goods sold under buy back arrangements which are not initially recorded as sales.

To assure that collectibility is reasonably assured, we perform ongoing credit evaluations of all of our customers. We generally do not require collateral as we believe we have collection measures in-place to limit the potential for significant losses.

We make appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty costs. Generally, sales incentives are granted only at the time of sale as a price reduction and are immediately recorded as a reduction of revenues.

Our standard invoice terms are established by marketing region. When a sale is made to a dealer, the dealer is responsible for payment even if the product is not sold to an end customer and that dealer must make payment within the standard terms to avoid late payment interest costs.

Financing revenue is recorded over the terms of the related receivables using the interest method and is not recognized until received. Similarly late payment penalty interest of 12% p.a. charged to customers who have overdue accounts is not recognized until received. Until that time the deferred interest revenue is included as a component of accounts payable and accrued liabilities.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Buy back arrangements

The predecessor entered into sales contracts with a dealer/distributor that carries inventory for rental activities. These contracts include a guaranteed buy back value of 65% - 70% of the original sales value at the end of the three year period if the dealer/distributor has not sold the equipment to a retail customer. These transactions are not recorded as sales, but are instead accounted for as operating leases with net proceeds on the initial transfer of the equipment to the dealer/distributor recorded as a liability on the balance sheet. The liability is subsequently reduced on a pro rata basis over the three-year period to the amount of the guaranteed buy back value at that date, with corresponding credits to sales in the consolidated statement of operations.

The equipment is included on the balance sheet at cost and amortized on a straight-line basis over its estimated useful life of three years with corresponding debits to cost of sales. The deferred revenue and unamortized carrying value of the equipment is removed from the balance sheet and included in sales and costs of sales respectively in the consolidated statement of operations if the dealer/distributor resells the equipment to a retail customer during the buy back period.

We also sell equipment to dealers in the United States for retail activities. These sales are subject to State imposed buy back provisions under certain conditions (principally upon termination of the dealers contract by us and bankruptcy of the dealer.) Revenue from these sales transactions is recognized at time of sale as they satisfy the right of return conditions under SFAS 48 "Revenue Recognition when Right of Return Exists" and Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements".

Sales incentives

Sales incentive costs for allowances and financing programs are accounted for when the dealers sell the equipment to a retail customer. Such sales incentives and allowances given in the form of cash consideration are reflected as a reduction in sales. The cost of providing interest free financing periods to dealers and distributors under floor and rental plan arrangements is reflected as a component of cost of sales with an offsetting reduction to the face amount of the related financing receivables. The discount is amortized to income over the related interest free financing periods and is reflected as notional interest income within net financial expenses.

Trade-ins and used equipment

Used equipment received under a trade-in is valued at its estimated net realizable value with the difference between the trade-in allowance and the net realizable value being recognized as a reduction in revenues for the associated sale. Trade-in allowances are generally only granted at the time of a new sale. To date, the successor has not accepted a significant amount of trade-ins.

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

The following is a reconciliation of the allowance account:

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

                                                  Successor   |
                                                  Business    |               Predecessor Business
                                               -------------  |  -----------------------------------------------
                                                              |  Three Months
                                                Nine Months   |      Ended
                                                   Ended      |  September 30,     Year Ended       Year Ended
                                               June 30, 2005  |      2004         June 30, 2004    June 30, 2003
                                               -------------  |  -------------    -------------    -------------
                                                              |
Balance, beginning of period                   $          --  |  $       1,694    $         888    $         772
Amount acquired through Pneutech acquisition             296  |             --               --               --
Addition to bad debt provision                           182  |             41            1,657              197
Deductions, net of recoveries                           (246) |           (156)            (863)            (180)
Foreign exchange translation                               3  |             93               12               99
                                               -------------  |  -------------    -------------    -------------
Balance, end of period                         $         235  |  $       1,672    $       1,694    $         888
                                               =============  |  =============    =============    =============


Product warranties

At the time a sale to a dealer is recognized, we record the estimated future warranty costs. These costs are estimated based on historical warranty claims. Warranty provisions are included as a component of cost of sales. See Note 21 for a summary of the changes in the warranty liability.

Shipping and handling costs

Shipping and handling costs related to finished goods are reported as a component of cost of sales in the consolidated statement of operations.

Cash

Successor
---------

Cash includes cash on hand, balances with banks, net of bank overdrafts, and highly liquid temporary money market instruments with original maturities of three months or less. Bank borrowings are considered to be financing activities.

Predecessor
-----------

Cash comprises cash on hand and demand deposits. Cash equivalents are short-term highly liquid investments with original maturities of 90 days or less, that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. TEL's parent, McCain Foods Limited through its subsidiary McCain Finance (Canada) Ltd, has an arrangement with its bankers whereby cash balances may be netted with bank advances for its Canadian entities for the purpose of calculating interest under a CD$100,000 long-term revolving credit facility agreement. McCain Finance (Canada) Ltd recharges TEL for interest on its bank borrowings at the Bank of Nova Scotia prime rate plus 2%.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Inventory

Successor
---------

Inventories related to the Thomas Equipment business segment are valued at the lower of cost and net realizable value with cost being determined on a standard cost basis, which approximates the first-in, first-out basis and includes the cost of materials, direct labor and manufacturing overhead. Used equipment is valued at net realizable value.

Inventories related to Pneutech and its subsidiaries are valued at the lower of cost and net realizable value with cost being determined on an average cost basis. The cost of goods in process includes the cost of raw materials, direct labor and manufacturing overhead.

We evaluate our inventory for excess and obsolescence on a quarterly basis. In preparing our evaluation we look at the expected demand for our products for the next six to twelve months in order to determine whether or not such raw materials, WIP and finished goods require a change in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Predecessor
-----------

Inventories are valued at the lower of cost and net realizable value. Cost is determined on a standard cost basis which approximates the first-in, first-out basis and includes a portion of factory overhead.

In the opinion of its management, TEL's sales are not significantly cyclical. However, TEL uses a standard costing system and at the September 30, 2004 interim period end, purchase price, efficiency and volume variances that are expected to be absorbed by year end are not brought into income, in order to avoid potentially misleading interim results.

Property, plant and equipment

Property, plant and equipment are carried at cost, net of government grants, less accumulated depreciation. Depreciation is provided from the date assets are put into service at rates to depreciate the carrying cost of the property, plant and equipment over their estimated useful lives on a straight-line basis as follows:

                                                                 Successor    Predecessor
                                                                -----------   -----------

      Land improvements                                                  --      20 years

      Buildings                                                    20 years      20 years

      Property and plant under capital leases, excluding land   10-20 years            --

      Production machinery and equipment                        10-15 years    5-15 years

      Office furniture and equipment                                8 years    3-15 years

      Computer equipment                                            3 years       3 years

      Automotive equipment                                          3 years       3 years


We evaluate the carrying value of property, plant and equipment when events and circumstances warrant such a review. If the carrying values of the assets are considered to be impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Long-lived assets and goodwill

Goodwill and long-lived assets, including certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed goodwill and long-lived assets as of June 30, 2005, and determined that no impairment loss need be recognized.

Deferred finance costs (Successor only)

Deferred finance costs are amortized over the terms of the related credit facilities, using the effective interest method.

Redeemable preferred shares

Successor
---------

Preferred shares that are redeemable at the option of the holder, or that have conditions for redemption that are not solely within our control, are classified as a liability in the consolidated balance sheet. Dividends paid or accrued on these shares are deducted from net income in determining net income attributable to common shareholders. See Note 16.

Predecessor
-----------

The Class E redeemable preferred shares were classified as liabilities in accordance with SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" when it became certain that the shares were to be redeemed. Accordingly, the dividends subsequently paid were classified as a financial expense in the Consolidated Statement of Operations..

In prior years, the Class E redeemable preferred shares were reported separately from liabilities and stockholder's deficit in the Consolidated Balance Sheet and dividends paid on these shares were reflected as a charge against the deficit in accordance with Staff Accounting Bulletin Topic 3 "Senior Securities".

Securities with detachable warrants and/or beneficial conversion features (Successor only)

We account for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 ("APB 14"), whereby we separately measure the fair value of the security (debt or preferred stock) and the detachable warrants and allocate the total proceeds on a pro-rata basis to each. The proceeds allocated to the detachable warrants are credited to paid-in capital and the discount from the face value of the security is amortized over the estimated life of the security.

In accordance with the provisions of Emerging Issues Task Force Issue 98-5 ("EITF 98-5") and EITF 00-27, we allocate a portion of the proceeds received to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible security and the fair value of the underlying common stock on the date the convertible security is issued. In the event the convertible security also had detachable stock purchase warrants, we first allocate proceeds to the stock purchase warrants and the convertible security and then allocate the resulting convertible security proceeds between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the convertible security. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the convertible security.

Registration rights agreements (Successor only)

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements. Generally, these Agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument. Accordingly, we recognize the penalties when it becomes probable that they will be incurred. Any penalties are expensed over the period to which they relate.

Advertising costs

Advertising costs of $471 for the nine months ended June 30, 2005 (three months ended September 30, 2004 - $158; year ended June 30, 2004 - $782; year ended June 30, 2003 - $828) were expensed as incurred and reported as a component of selling expenses.

Research and development costs

Research and development costs of $944 for the nine months ended June 30, 2005 (three months ended September 30, 2004 - $436; year ended June 30, 2004 - $1,052; year ended June 30, 2003 - $134) include salaries, contractor fees, building costs, utilities and administrative expenses and were expensed as incurred and reported as a component of general and administrative expenses.

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

We have recorded a full valuation allowance against the benefits that would result from losses incurred to date, based on a history of losses from the predecessor owner of the assets purchased, as we are unable to determine if the losses will be utilized. However, at Pneutech there were timing differences related to property, plant and equipment which resulted in a net liability at June 30, 2005.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Net loss per share

We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the nine months ended June 30, 2005 consisted of options to purchase 4,020,000 common shares, warrants to purchase 6,794,395 common shares, series A preferred stock convertible into 8,333,333 common shares and debt convertible into 18,600,000 common shares) are not considered in the computations. Because there are net losses for all periods, basic loss per share and diluted loss per share are the same.

Stock - based compensation (Successor only)

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued, and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

Pensions and other post-employment benefits (Predecessor only)

Benefit obligations for defined benefit plans are determined by independent actuaries using the projected benefit method prorated on service and management's best estimate of expected plan investment performance, salary escalation, retirement ages of employees, expected health care costs, and other actuarial factors.

Benefit charge or credit consists of the aggregate of the actuarially computed cost of pension benefits provided in respect of the current year's service; imputed interest on the accrued benefit obligation reduced by the expected long-term return on plan assets; amortization of past service costs; and the amortization of experience gains or losses, in excess of 10% of the greater of the accrued benefit plan obligation and the market value of plan assets at the beginning of the year.

Plan assets are valued at market value for the purposes of calculating the expected long-term return.

Financial instruments (Predecessor only)

Derivatives are contracts that require or provide the opportunity to exchange cash flows or payments determined by applying certain rates, indices or changes therein to notional contracted amounts. TEL uses forward foreign exchange contracts to manage financial risks associated with foreign exchange rate movements. These derivatives are used as economic hedges of anticipated foreign currency transactions and cash flows associated with settlement of these anticipated transactions.

Beginning in 2001, TEL elected not to adopt the optional hedge accounting provisions of the FASB Statements No's. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, beginning in 2001, all derivatives are recorded on the balance sheet at fair value and the resulting unrealized gains and losses are recognized in other income (expense) in the Consolidated Statement of Operations as they arise and not concurrently with the recognition of the transactions being hedged.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

New pronouncements

SFAS 154 `Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

SFAS 153 `Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29'

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

SFAS 152 `Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67'

Issued by the FASB in December 2004, this Statement amends SFAS 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This statement is not expected to have any affect on our financial statements.

SFAS 151 `Inventory Costs--an amendment of ARB No. 43, Chapter 4'

Issued by the FASB in November 2004, this Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial statements.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Recently adopted accounting standards

FIN 45 `Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34'

In November 2002, FASB Interpretation No. 45 was issued which enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 had no effect on our financial statements.

SFAS 132 `Employers' Disclosures about Pensions and Other Postretirement
Benefits'

In December 2003, SFAS 132 (revised) was issued which prescribes the required employers' disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans. The application of Statement 132 had no effect on our financial statements. The predecessor's disclosures in Note 28 incorporate the requirements of SFAS 132 (revised).

SFAS 123(R) `Share-Based Payments'

In December 2004, the FASB issued Statement No. 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The adoption of FAS 123 (R) did not have a material impact on our financial statements.

                                                        Predecessor
                                                         Business
                                                      -------------

5.    Financing receivables (Predecessor only)        June 30, 2004
                                                      -------------

Floor plan receivables                                    $ 5,080
Rental plan receivables                                     1,926
                                                          -------
                                                            7,006
Discount reflecting interest free financing periods           (86)
                                                          -------
                                                            6,920
Less: current portion                                      (2,982)
                                                          -------
                                                          $ 3,938
                                                          =======


TEL offers in-house financing terms to certain customers under floor and rental plan arrangements. At June 30, 2004, floor and rental plan receivables include accrued interest receivable of $52.

Commencing April 2003, inventory balances carried by dealers and distributors in North America are available for financing by TEL through floor plan arrangements. This inventory financing tool offers interest free financing to dealers and distributors for the first six months and TEL will finance the equipment for up to eighteen months with the final twelve month period being charged interest at rates varying between Bank of Nova Scotia prime ("prime") plus 2.25% to prime plus 2.5%. To maintain the status of the floor plan, 5% principal reductions are due and payable to TEL in months seven and twelve of

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

the plan for Canadian dealers / distributors and in month twelve for US dealers / distributors. The principal reductions are applied against the outstanding balance of the receivable. If the equipment is sold by the dealer / distributor to a retail customer, the full amount of the receivable is due immediately, otherwise full payment is due at the end of eighteen months from the date of the original invoice. Total sales under these financing arrangements for the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003 were $1,453, $7,892 and $982, respectively.

Commencing October 2002, inventory balances carried by dealers and distributors for rental activities are also available for financing by TEL through rental plan arrangements. At any time during or at the end of a standard floor plan arrangement the dealer / distributor can move to a rental plan arrangement. Rental plans are also available at the time the equipment is shipped to the dealer / distributor. The standard finance term is to extend the total term to a maximum of sixty months. Interest rates are charged at prime less 1% for loaders ordered direct from the factory on to a rental plan and prime plus 1.25% for dealers / distributors converted from a floor plan to a rental plan. At the time of conversion an additional 5% principal reduction is also due and payable. Dealers / distributors are not allowed to resell these loaders for the shorter of six months or 300 hours of use. Total sales under these financing arrangements for the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003 were $604, $1,434 and $880, respectively.

Commencing July 2003, TEL also offers rental plan financing to independent rental yards whereby the first year is interest free and a subsequent two year extension is available for a rate equal to prime plus 2.25% or a three year extension at prime plus 3.25%. On this program the rental yard must keep the unit for at least one year and if it accumulates more than 400 hours of use the total obligation is due and payable in full. As with the standard floor plan, the total obligation under rental plans is due if the equipment is sold by the dealer / distributor during the financing period. Total sales under these financing arrangements for the three months ended September 30, 2004 and the year ended June 30, 2004 were $35 and $290, respectively.

TEL evaluates and assesses dealers / distributors on an ongoing basis as to their credit worthiness and generally retains a security interest in the goods associated with these trade receivables. TEL is obligated to repurchase goods sold to a dealer / distributor upon cancellation or termination of the dealer / distributor's contract for such causes as change in ownership, closeout of the business or default.

                                  Successor   |   Predecessor
                                  Business    |    Business
                                ------------- |  -------------
                                              |
6.    Inventories - net         June 30, 2005 |  June 30, 2004
                                ------------- |  -------------
                                              |
Raw materials and spare parts   $       8,905 |  $       8,708
Work in process                         3,863 |          1,621
Finished goods - new                   20,797 |          9,292
Finished goods - used                   1,775 |            421
Packaging and supplies                    234 |            214
                                ------------- |  -------------
                                $      35,574 |  $      20,256
                                ============= |  =============

As of June 30, 2005, inventories are stated net of reserves for excess and obsolete inventories of approximately $1,520,000, which were primarily recorded when the acquisition referenced at Note 3 occurred.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

7.    Property, plant and equipment

                                                    Accumulated    Net Book
                                           Cost     Depreciation    Value
                                          -------   ------------   --------
June 30, 2005 - Successor Business
Land                                      $ 1,160   $         --   $  1,160
Buildings                                   3,460             56      3,404
Leasehold improvements                        152             18        134
Property and plant under capital leases     5,361            402      4,959
Production machinery and equipment          8,223            578      7,645
Office furniture and equipment                667             54        613
Computer equipment                            659            114        545
Automotive equipment                          740            129        611
Construction in process                     2,433             --      2,433
                                          -------   ------------   --------
                                          $22,855   $      1,351   $ 21,504
                                          =======   ============   ========

June 30, 2004 - Predecessor Business
Land and improvements                     $   175   $         64   $    111
Buildings                                   6,209          2,100      4,109
Production machinery and equipment         10,607          5,274      5,333
Office furniture and equipment                291            238         53
Computer equipment                          1,816          1,545        271
Automotive equipment                        1,238            870        368
Construction in process                       560             --        560
                                          -------   ------------   --------
                                          $20,896   $     10,091   $ 10,805
                                          =======   ============   ========


Depreciation of property, plant and equipment for the nine months ended June 30, 2005, the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003 was $1,351, $437, $1,235 and $1,041, respectively. Depreciation charges are included in cost of sales, selling expenses and general and administrative expenses. The net gain on sale of property, plant and equipment for the nine months ended June 30, 2005, the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003 was $0, $3, $312 and $7, respectively, and is included in cost of sales.

                                         Successor   |  Predecessor
                                         Business    |   Business
                                       ------------- | -------------
                                                     |
8.    Other assets                     June 30, 2005 | June 30, 2004
                                       ------------- | -------------
                                                     |
Investments                            $         455 | $          --
Equipment on operating leases, net                -- |           541
Foreign exchange contracts (Note 27)              -- |            26
                                       ------------- | -------------
                                       $         455 | $         567
                                       ============= | =============

Predecessor
-----------

Operating leases relate to equipment sold to dealers and distributors for rental activities under sales contracts containing guaranteed buy back provisions. Net equipment sold subject to outstanding guaranteed buy back provisions totalled $1,125 at June 30, 2004. The accumulated amortization on this equipment was $584 at June 30, 2004. The corresponding amortization expense for the three months ended September 30, 2004 and the years ended June 30, 2004 and 2003 was $105, $387 and $190, respectively. The sales value of the equipment sold subject to outstanding guaranteed buy back provisions

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

totalled $1,529 at June 30, 2004. Deferred revenue relating to these sales amounted to $1,242 at June 30, 2004.

                                                                           Predecessor
                                                                            Business
                                                                         -------------

9.    Advances from affiliated companies (Predecessor only)              June 30, 2004
                                                                         -------------

McCain Finance (Canada) Ltd. - unlimited revolving credit facility       $      10,750
Day & Ross Inc. - demand interest bearing promissory note                       39,078
                                                                         -------------
                                                                         $      49,828
                                                                         =============


The amount borrowed from McCain Finance (Canada) Ltd. at June 30, 2004 under the revolving credit facility bearing interest at U.S. dollar LIBOR plus 0.95% was repaid on September 30, 2004 and rolled into a new loan of $12,996 repayable on October 29, 2004. The interest rate at June 30, 2004 equated to 2.34%. Accrued interest at June 30, 2004 amounted to $nil.

The amount borrowed from Day & Ross Inc. at June 30, 2004 represented a demand promissory note issued on redemption of the Class E preferred shares (Note 16) bearing interest at the Bank of Nova Scotia prime rate plus 1.50%. The interest rate at June 30, 2004 equated to 5.25%. Accrued interest at June 30, 2004 amounted to $39 and is included in other payables and accrued liabilities.

Although it is not TEL's intention to repay these advances within one year from the Balance Sheet date, they have been classified as current liabilities as these affiliated companies have the right to demand repayment of any portion or all of the advances within one year.

                                                                            Successor
                                                                            Business
                                                                         -------------

10.   Due to predecessor business and its affiliates (Successor only)    June 30, 2005
                                                                         -------------

Note payable to the Predecessor, bearing interest at 4%, with annual principal repayments of $1,099 plus interest, maturing on October 31, 2006.  Funds were used to finance the acquisition
of the Predecessor's assets                                              $       2,198

Due to affiliate of the Predecessor business                                     1,944
                                                                         -------------
                                                                                 4,142
Less: current portion                                                           (3,043)
                                                                         -------------
                                                                         $       1,099
                                                                         =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

                                                                    Successor
                                                                    Business
                                                                 -------------

11.   Long term debt (Successor only)                            June 30, 2005
                                                                 -------------

Various loans with interest rates ranging from Canadian prime rate plus 1.5% to 8.45% (Canadian prime was 4.25% at June
30, 2005), amortized from 2007 to 2009, repayable in monthly instalments of principal of $28 plus interest, assumed on the
acquisition of Pneutech Inc.                                               412

Private loans with interest rates ranging from 3% to 8%, with regular principal and interest payments providing for
repayment by 2006, assumed on the acquisition of Pneutech Inc.             931
                                                                 -------------
                                                                         1,343
Less: current portion                                                     (606)
                                                                 -------------
                                                                 $         737
                                                                 =============
Principal repayments are as follows, for the fiscal years
ending June 30:
2006                                                             $         606
2007                                                                       630
2008                                                                        64
2009                                                                        40
2010                                                                         3
thereafter                                                                  --

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

                                                                            Successor
                                                                            Business
                                                                         -------------

12.   Convertible long term debt (Successor only)                        June 30, 2005
                                                                         -------------

Term loan with Laurus, bearing interest at US prime plus 3% (9.0% at
June 30, 2005) with monthly principal repayments of $207 per month plus interest. Funds were used to finance the acquisition of Thomas
Equipment Limited assets. As security, the Company has provided a general security agreement on Thomas Equipment, Inc. and a second position on all assets of Pneutech, Inc. See Note 2 for a discussion
of the status of this loan                                               $       6,000

Debt discount, net of amortization of $384, related to 4,020,000 options to purchase shares of common stock and 2,200,000 warrants to purchase common stock issued to Laurus. The options and warrants have an exercise price of $0.01 per share and $2.25 per share,
respectively, and are exercisable at any time. The warrants expire on
November 9, 2011. The proceeds allocated to the options and warrants of $4,060 and $2,178, respectively, were credited to additional paid in capital and the resulting discount from the related debts is being amortized over the term of those debts of three years. The value assigned to the options and warrants was allocated between the convertible long term debt and convertible credit facility (see Note 13)
based on the value of the debt and the credit facility. The options and warrants were valued using the Black-Scholes option pricing model based on the market price of the common shares at the time the options
and warrants were issued (Note 19)                                              (1,330)

Premium: the principal may be prepaid, at our option with a 5%
premium, plus accrued interest. The total premium is $248 and
amortization of $166 has been recorded at June 30, 2005                            166
                                                                         -------------
                                                                                 4,836
                                                                         -------------
Term loan with Laurus, bearing interest at US prime plus 3% (9.0% at
June 30, 2005) with monthly principal repayments of $66 per month plus interest. Funds were used to refinance liabilities assumed in the
Pneutech Inc. acquisition. As security, the Company has provided a general security agreement on Thomas Equipment, Inc. and a second position on all assets of Pneutech, Inc. See Note 2 for a discussion
of the status of this loan                                                       1,900

Debt discount, net of amortization of $59, related to warrants to purchase 150,000 common shares at an exercise price of $2.25 per share. The warrants are exercisable at any time and expire on February
28, 2012. The proceeds allocated to the warrants of $488 were credited to additional paid-in capital and the resulting discount from the related debt is being amortized over the term of the debt of 32 months. The warrants were valued using the Black-Scholes option pricing model based on the market price of the common shares at the
time the warrants were issued (Note 19 )                                          (425)

Discount related to the beneficial conversion feature, net of amortization of $262. After allocating a portion of the proceeds to the warrants, it was determined that all the remaining proceeds of the debt should be allocated to the embedded conversion feature. As such, $1,412 was credited to additional paid-in capital. The discount is being amortized over the term of the debt of 32 months. (1,135)

Premium: the principal may be prepaid, at our option with a 5%
premium, plus accrued interest. The total premium is $79 and
amortization of $53 has been recorded at June 30, 2005                              53
                                                                         -------------
                                                                                   393
                                                                         -------------
Total convertible long term debt                                                 5,229
Less current portion (see Note 2)                                               (5,229)
                                                                         -------------
                                                                         $          --
                                                                         -------------

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Principal repayments start in July 2005 and are as follows, for the fiscal years ending June 30:
2006                                                              3,270
2007                                                              3,270
2008                                                              1,360


The principal repayments and interest payments for the term loans can be made in cash or common stock at the option of the holder. Payments in cash are subject to a 3% premium (though no premium is charged if the payments are added to the convertible credit facility). Payments in common stock have a fixed conversion price of $1.50 per common share.

The term loans can be converted to common stock at any time, at the option of the holder, at a conversion price of $1.50 per common share.

All the convertible long term debt has been classified as current due to the potential default as disclosed in Note 2. See Note 2 for a discussion of the current status of our Laurus loans including penalties for failure to register the underlying conversion/warrant shares and the default premium.


13.   Convertible credit facility (Successor only)

Effective November 9, 2004, the company entered into a three-year $16,000 revolving credit facility agreement with Laurus Master Fund Ltd. ("Laurus"). Included in the total credit facility is a secured convertible minimum borrowing note of $8,000. The purpose of the credit facility was to provide TE2004 with funds to purchase the inventory and fixed assets of Thomas Equipment Limited and other general corporate purposes. The credit facility is secured by substantially all of our assets.

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

The credit facility provides for borrowings utilizing an asset based formula using eligible receivables, inventory, and fixed assets, less any reserves. At June 30, 2005, the amount of available borrowings pursuant to the formula was as follows:

Available borrowings supported by asset base               $17,710
Less: amount borrowed under revolving credit facility       17,684
                                                           -------
Excess availability                                            $26
                                                           =======

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Laurus may require us to convert into common stock all or a portion of the amount outstanding under the credit facility, together with interest and fees thereon, at any time at a conversion price of $1.50 per common share. Laurus has contractually agreed not to convert any portion of the credit facility if exercising the conversion option results in Laurus holding in excess of 9.99% of our outstanding shares of common stock.

      Amount borrowed under the revolving credit facility. Funds were used to finance the acquisition of Thomas Equipment
      Limited assets and to fund operations since the acquisition    $ 17,684

            Debt discount related to 4,020,000 options to purchase shares of common stock and 2,200,000 warrants to purchase common stock, issued to Laurus. The options and warrants have an exercise price of $0.01 per share and $2.25 per share, respectively, and are exercisable at any time. The warrants expire on November 9, 2011 The proceeds allocated to the options and warrants of $4,060 and $2,178, respectively, were credited to additional paid in capital and the resulting discount from the related debts is being amortized over the term of those debts of three years. The value assigned to the options and warrants was allocated between the convertible long term debt and convertible credit facility based on the value of the debt. Warrants to purchase 400,000 common shares at an exercise price of $2.25 per share were issued in January 2005 in connection with an increase in the credit facility
            The warrants are exercisable at any time and expire on January 26, 2012. The proceeds allocated to these warrants of $1,542 was credited to additional paid in capital.

            The options and warrants were valued using the Black-Scholes option pricing model based on the market price of the common shares at the time the options and warrants were issued (Note 19).

            Amortization of the above discounts totalled $1,158
            through June 30, 2005.                                     (4,747)


            Discount, net of amortization of $144, related to the
            beneficial conversion feature of amounts received
            above the original $16,000 credit facility. After
            allocating a portion of the proceeds received above
            the original $16,000 to the warrants, it was
            determined that the remaining proceeds of that portion
            of the debt should all be allocated to the embedded
            beneficial conversion feature. As such, $962 was
            credited to additional paid-in capital and is being
            amortized over the remaining term of the debt of 33
            months.                                                      (809)

            Premium: the principal may be prepaid, at our option
            with a 5% premium, plus accrued interest. The total
            premium is $400 and amortization of $267 has been
            recorded at June 30, 2005.                                    267

                                                                     --------
                                                                     $ 12,395
                                                                     ========


Any principal repayments and interest payments on $8,000 of this outstanding balance of the credit facility can be made in cash or common stock. Payments in cash are subject to a 3% premium (though no premium is charged if the payments are added to the convertible credit facility). Payments in common stock have a fixed conversion price of $1.50 per common share.

As security, the Company has provided a general security agreement on Thomas Equipment, Inc. and a second position on all assets of Pneutech, Inc. There are no material debt covenants.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

See Note 2 for a discussion of the current status of our Laurus loans including penalties for failure to register the underlying conversion/warrant shares and the default premium.

                                                    Successor
                                                    Business
                                                  -------------

14.   Other credit facilities (Successor only)    June 30, 2005
                                                  -------------

Subsidiaries' lines of credit                     $      10,813
                                                  =============

The subsidiary companies have authorized operating lines of credit at Canadian prime rate plus 0.3% and 1.5% (4.55% and 5.75% at June 30, 2005) totalling $12,039, of which, $1,226 is unused at June 30, 2005. As security, the subsidiary companies have pledged property, general security agreements, assignments of inventory and book debts, guarantees by related companies and shareholders, and an assignment of fire and theft insurance.

      On June 15, 2005, Pneutech entered into a credit facilities agreement with the Royal Bank of Canada. Pneutech's subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement. Under the terms of the credit agreement, Pneutech will be provided with a CD$15,000 revolving credit facility and Pneutech and its subsidiaries will also be provided an additional CD$750 revolving lease line of credit. The credit facility became effective on August 12, 2005. The proceeds of the loan were used to repay the above credit facilities.

      Pneutech is permitted to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. The loans generally accrue interest at the bank's prime rate, plus 0.25%, which is payable monthly in arrears. The obligations under the credit agreement are secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, we have provided a guarantee of all obligations under the credit agreement. The obligations under the credit agreement are payable in full on March 30, 2006.

15.   Capital lease obligations (Successor only)

Under the terms of the Purchase Agreement with Thomas Equipment Limited, we entered into two two-year capital lease agreements with Thomas Equipment Limited. Pursuant to the leases, we have the right at any time prior to the expiration of the leases to purchase the leased properties for $4,906 (based on the June 30, 2005 exchange rate). In addition, Thomas Equipment Limited has a right to require us to purchase the leased properties at the expiration of the leases. The leases require annual payments of $489 plus realty taxes, maintenance, heat and certain other expenses. We have recorded the leases as capital leases with future minimum repayments as follows:

      Fiscal year ending June 30:
      2006                                  $   489
      2007                                    4,926
                                            -------
                                              5,415
      Less: amounts representing interest      (390)
                                            -------
                                            $ 5,025
      Less: current portion                    (145)
                                            -------
                                            $ 4,880
                                            =======

We used a discount rate of approximately 8% in the capital lease accounting which represents our effective borrowing rate at the time the leases were entered into (the Predecessor used a different discount rate which approximated their effective borrowing rate).

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

16.   Redeemable preferred shares

Successor
---------
                                                             June 30, 2005
                                                             -------------
25,000 shares of Series A preferred stock - stated amount      $ 25,000

Discount, net of amortization of $1,331, related to warrants to purchase 2,083,333 common shares at an exercise price of
$3.75 per share. The warrants are exercisable at any time
and expire on April 19, 2010. The proceeds allocated to the
warrants of $6,854 were credited to additional paid-in
capital and the resulting discount from the preferred stock
is being amortized over the period to the earliest
redemption date of 12 months. The warrants were valued using the Black-Scholes option pricing model based on the market
price of the common shares at the time the warrants were
issued (Note 19).                                                (5,523)

Discount related to the beneficial conversion feature, net
of amortization of $18,146. After allocating a portion of
the proceeds to the warrants, it was determined that all the remaining proceeds of the preferred stock should be allocated to the embedded conversion feature. As such, $18,146 was
credited to additional paid-in capital. The discount was
amortized over the period to the earliest conversion date,
resulting in immediate recognition.                                  --

Accretion of 10% premium payable on redemption. The premium
of $2,500,000 is being accreted over the 12 month period to
the earliest date at which the holders can, in certain
circumstances, require redemption.                                  485
                                                               --------

Carrying amount at June 30, 2005                               $ 19,962
                                                               ========


On April 19, 2005, we entered into agreements with several accredited investors for the sale of an aggregate of 25,000 shares of series A preferred stock (the "Preferred Stock"), and warrants to purchase an aggregate of 2,083,333 shares of common stock exercisable at a price of $3.75 per share at any time during a period of five years (the "Warrants"). The securities were sold for an aggregate cash consideration of $25,000. The securities were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. The Company also agreed to cause a resale registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants to be effective within six months of the closing date.

The Preferred Stock is convertible into 8,333,333 shares of common stock at the rate of $3.00 per share and pays a dividend of 5% per annum in cash. The Preferred Stock may be converted at anytime upon five days notice by the Preferred Stockholders. The Company can require the holders to convert up to 20% of their Preferred Stock per month, if the common stock trades at an average price of $6.00 per share for 20 consecutive days, with average volume of 150,000 shares per day. At any time commencing after three years from the closing date, the Company can redeem the Preferred Stock. If the redemption occurs in the fourth year after issuance, the redemption amount is 200% of the stated value. If the redemption occurs during the fifth year after issuance, the redemption amount is 225% of the stated value. The holder can require the Company to redeem the Preferred Stock at 110% of the stated value, together with accrued dividends, after five years or upon certain events, including:

      o     failure to deliver common stock when required;

      o     failure to effect registration of the common stock; or

      o     a bankruptcy event.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company paid the placement agent of the offering a fee of 6% of the aggregate proceeds, together with warrants to purchase 500,000 shares of common stock at an exercise price of $3.00 per share for a period of five years. The warrants are exercisable at any time and expire on April 19, 2010. These placement fees, together with other transaction costs, were charged to additional paid-in capital.

The net cash proceeds received from the sale of the preferred stock and the warrants were used to repay the debenture to Roynat Merchant Capital Inc., certain Samsung Industries long term debt and for general working capital purposes.

See Note 2 for a discussion of the current status of the redeemable preferred shares, including penalties for failure to register the underlying conversion/warrant shares and the default premium.


Predecessor
-----------

                                                                 June 30, 2004
                                                                 -------------
      Authorized
      25,000 cumulative, retractable, non-voting Class E preferred shares with a par value of $1,000 each, redeemable at par at the option of the holder and TEL at any time. Dividends are payable on issued shares at the Bank of Nova Scotia prime rate plus 4%.

      Issued and fully paid
        Nil Class E preferred shares                                        --
                                                                 =============


On June 23, 2004, Day & Ross Inc, an affiliated company, redeemed the Class E preferred shares for their par value of $75,000. TEL paid the redemption price by way of a demand interest bearing promissory note (Note 9).

In the event of liquidation, dissolution or winding up of TEL or other distribution of assets or property, each holder of the Class E shares shall be entitled to receive from the assets and property of TEL, for each Class E share the redemption thereof together with all accrued but unpaid dividends thereon before any amount shall be paid or any assets or property of TEL distributed to the holders of any Class A or B preferred shares, or common shares which all rank junior to the Class E shares.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

17.   Redeemable preferred stock of subsidiary (Successor only)

In connection with the financing of the asset acquisition from Thomas Equipment Limited (Note 3), we issued to the parent of Thomas Equipment Limited, 1,000 shares of redeemable preferred stock of our subsidiary Thomas Equipment 2004 Inc. The preferred shares carry a cumulative dividend of 8% per annum. We are required to purchase the preferred shares from the holder on April 26, 2006, if not earlier redeemed. A default rate of 12% is due if we fail to redeem by April 26, 2006. The face amount of the shares is $8,142 (translated at June 30, 2005) which we determined to also be their fair value at the time of issuance as the dividend rate approximated the market rate we would pay for similar financing. The shares are currently redeemable for $8,562 (their face amount of $8,142 plus $420 of accrued but unpaid dividends). The holder of these shares has the right to be an observer at our board meetings.


18.   Capital stock

Successor
---------

At June 30, 2005, we have 200,000,000 authorized shares of common stock, par value $0.0001, 21,250,000 shares issued and outstanding.

In October, 2004, immediately prior to the reorganization, we completed a 1 for 40 reverse stock split. After the reverse stock split, Maxim's shareholders retained 1,075,000 shares of common stock in the reorganization, which has been recorded at the value of the net assets (liabilities) assumed which amounted to $0.

We issued 16,945,000 shares to our founders for $2,451 (which includes non cash service contributions of $322) or an average of approximately $0.14 per share. The fair value of the common stock was estimated to be $0.47 per share, based on the cash price of $0.50 paid by certain of our founders and the trading price of the shares immediately after the reorganization of $0.45. The difference resulted in an immediate expense of $5,520 which consisted of the common stock fair value of $7,971 less stock subscription consideration of $2,129 in cash and non cash service contributions of $322.

On November 9, 2004, in connection with the issuance of debt and obtaining the credit facility, we sold 1,980,000 shares to Laurus for $20. Based on the estimated fair value of $0.47, we recorded $911 of "stock-based compensation" expense for this issuance.

On February 28, 2005, we issued 1,082,640 shares in connection with the acquisition of Pneutech and 167,360 shares to repay certain debt owed by Pneutech.

At June 30, 2005, we have 5,000,000 shares of preferred stock authorized, $0.0001 par value. See Note 16 for redeemable preferred shares issued and outstanding.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Predecessor
-----------

                                                                   June 30, 2004
                                                                   -------------
Authorized
900,000 6% non-cumulative, non-voting Class A preferred shares with a par value of $1 each, redeemable at par at the option of TEL at any time

1,000,000 9% non-cumulative , non-voting Class B preferred shares with a par value of $1 each, redeemable at par at the option of TEL at any time

Unlimited common shares without nominal or par value

Issued and fully paid
    746,322 Class A preferred shares                                         496
  1,000,000 Class B preferred shares                                         664
  8,643,000 (2003 - 2,643,000) common shares                              30,220
                                                                   -------------
                                                                   $      31,380
                                                                   =============


Each class of preferred shares is subject to certain rights, privileges, restrictions and conditions. The Class A and Class B shares rank on a parity with each other in all respects except as to dividend rate and in all respects rank in preference and priority to the common shares.

On June 23, 2004, TEL issued 6,000,000 common shares without par value for proceeds of $21,621 to its parent, McCain Foods Limited. The proceeds were used to pay the preferred dividends on the Class E preferred shares and the balance was applied against the demand promissory note issued to Day & Ross Inc.


19.   Stock options and warrants (Successor only)

We use the Black-Scholes option pricing model to value options and warrants, based on the market price of our common stock at the time the options or warrants are issued. In determining the factors to be used in the model, we used the history of our common stock prices since our inception to determine volatility (which ranged from approximately 150% to 260%), a risk-free rate of return of 2% - 3%, an expected life of between 1 and 7 years, depending on the circumstances, and an expected dividend yield of 0%


On November 9, 2004, in connection with the issuance of debt and obtaining the credit facility, we issued an option to purchase 4,020,000 shares of common stock and 2,200,000 warrants to purchase common stock to Laurus. The options and warrants have an exercise price of $0.01 per share and $2.25 per share, respectively, and are exercisable at any time. The warrants expire on November 9, 2011. The proceeds allocated to the options and warrants of $4,060 and $2,178, respectively, were credited to additional paid in capital and the resulting discount from the related debts is being amortized over the term of those debts of three years. The value assigned to the options and warrants was allocated between the convertible long term debt and convertible credit facility based on the value of the debt.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

On January 26, 2005, in connection with an increase in the credit facility with Laurus from $16,000 to $20,000, we issued to Laurus warrants to purchase 400,000 common shares at an exercise price of $2.25 per share. The warrants are exercisable at any time and expire on January 26, 2012. The proceeds allocated to the warrants of $1,542 were credited to additional paid-in capital and the resulting discount from the related debt is being amortized over the remaining term of that debt of 33 months.

On January 31, 2005, in connection with investor relations services, we issued warrants to Redwood Consultants to purchase 250,000 common shares at an exercise price of $4 per share. The warrants are exercisable at any time and expire on January 31, 2008. Because the value of the services to be provided could not be reliably measured, we used the fair value of the warrants of $1,295, which amount was credited to additional paid-in capital and is being recognized as an expense over the estimated life of the services of one year.

On February 28, 2005, in connection with the acquisition of Pneutech and as part of the purchase price consideration, we issued warrants to the former Pneutech shareholders to purchase 211,062 common shares at an exercise price of $3 per share. The warrants are exercisable at any time and expire on February 28, 2010. The warrants were valued at $260, which was recorded as part of the consideration paid for the acquisition of Pneutech.

Also on February 28, 2005, in connection with the sale to Laurus of an additional secured convertible term note with a principal amount of $1,900, we issued to Laurus warrants to purchase 150,000 common shares at an exercise price of $2.25 per share. The warrants are exercisable at any time and expire on February 28, 2012. The proceeds allocated to the warrants of $488 were credited to additional paid-in capital and the resulting discount from the related debt is being amortized over the term of that debt of 32 months.

Also on February 28, 2005, in connection with the acquisition of Pneutech and the sale of a $5,343 principal amount debenture to Roynat Merchant Capital Inc., we issued to Roynat warrants to purchase 1,000,000 common shares at an exercise price of $3 per share. The warrants are exercisable at any time and expire on August 28, 2006. The proceeds allocated to the warrants of $2,649 were credited to additional paid-in capital and the resulting discount from the related debt is being amortized over the term of that debt of ten months. As described in Notes 2 and 16, the debenture was repaid on April 19, 2005 and the unamortized discount at that date was expensed.

On April 19, 2005, in connection with the sale of series A preferred stock to several accredited investors, we sold to the investors warrants to purchase an aggregate of 2,083,333 shares of common stock exercisable at a price of $3.75 per share. The warrants are exercisable at any time and expire on April 19, 2010. The proceeds allocated to the warrants of $6,854 were credited to additional paid-in capital and the resulting discount from the related preferred stock is being amortized over the period of 12 months to the earliest redemption date of the preferred stock.

Also on April 19, 2005, in connection with the sale of the series A preferred stock, we issued warrants to the placement agent to purchase 500,000 common shares at an exercise price of $3 per share. The warrants are exercisable at any time and expire on April 19, 2010. The fair value of the warrants was estimated to be $2,215, which amount was deducted from the proceeds received for the series A preferred stock.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

20.   Segment information

Successor

We determine and disclose our segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which uses a "management" approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

Thomas Equipment

Thomas Equipment manufactures a full line of skid loaders, attachments, mini skid steers, and screening plants, as well as a full line of mini excavators and equipment trailers. We also manufacture a complete line of potato harvesting and handling equipment. Thomas Equipment has approximately a 3.5% share of the worldwide mini skid market, and is considered the market leader in the U.S. with its 400 series screening plant model.

Pneutech

Pneutech manufactures and distributes a full line of pneumatic and hydraulic components and systems for the industrial and mobile market and also manufactures hydraulic cylinders and metal gaskets for the industrial market. Pneutech has three wholly-owned subsidiaries, Hydramen Fluid Power, Ltd., Rousseau Controls, Inc., and Samsung Industry Co., Ltd. Pneutech has over thirty years of experience in the field of fluid power and specializes in the design, engineering, manufacture and distribution of pneumatic and hydraulic systems and components for all automation and motion control applications.

Hydramen

Since 1986, Hydramen Fluid Power has been designing and manufacturing welded hydraulic cylinders. The welded cylinders are widely used on mobile hydraulics such as dump trucks, telescoping applications on utility vehicles and recycling trucks to name a few. Hydramen is engaged in full aftermarket sales and service of its products as well as other makes and models.

Rousseau

Rousseau Controls specializes in the design and fabrication of hydraulic and pneumatic equipment as well as electrically-operated and/or electronically controlled systems. These projects are usually produced for a customer's specific needs. Normally we do not perform the function of a general contractor and usually, when involved in new construction, act as a sub-contractor. Rousseau provides engineering assistance to its customers in their applications and will undertake consulting engineering services when requested.

Samsung

Samsung Industry Co. Ltd., located in Busan, South Korea, is one of Asia's premier manufacturers of spiral wound metal gaskets and gland packing. Since 1985, the company has been engaged in sales and service of sealing products to various oil & gas refineries and petrochemical plants. The company has long-term supply contracts with major corporations such as Daiwoo Heavy Industries and Hyundai HHI-Ship Building Division.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table presents financial information with respect to the segments that management uses to make decisions:

                                                                      Successor
                                                                       Business
                                                                  --------------

                                                                    Nine Months
                                                                          Ended
Sales:                                                            June 30, 2005

                                                                  --------------
     Thomas                                                           $  42,829
     Pneutech                                                             9,100
     Rousseau                                                             7,841
     Samsung                                                              2,005
     Hydramen                                                               609
                                                                      ---------
        Subtotal                                                         62,384
     Eliminations of inter segment sales                                 (2,251)
                                                                      ---------
       Consolidated total                                             $  60,133
                                                                      =========

Depreciation and amortization:
     Thomas                                                           $   1,049
     Pneutech                                                                91
     Rousseau                                                                63
     Samsung                                                                128
     Hydramen                                                                20
                                                                      ---------
       Consolidated total                                             $   1,351
                                                                      =========

Interest expense:
     Thomas                                                           $   4,736
     Pneutech                                                             3,097
     Rousseau                                                                86
     Samsung                                                                 54
     Hydramen                                                                 5
                                                                      ---------
        Subtotal                                                          7,978
     Corporate                                                              167
                                                                      ---------
       Consolidated total                                             $   8,145
                                                                      =========

Net income (loss):
     Thomas                                                           $  (9,916)
     Pneutech                                                            (2,987)
     Rousseau                                                               142
     Samsung                                                               (294)
     Hydramen                                                               (46)
                                                                      ---------
        Subtotal                                                        (13,101)
     Corporate                                                           (7,585)
                                                                      ---------
       Consolidated total                                             $ (20,686)
                                                                      =========

Segment assets:
     Thomas                                                           $  62,311
     Pneutech                                                            25,471
     Rousseau                                                            10,247
     Samsung                                                             14,000
     Hydramen                                                             1,104
                                                                      ---------
        Subtotal                                                        113,133
     Eliminations                                                       (16,882)
                                                                      ---------
         Consolidated total                                           $  96,251
                                                                      =========

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Revenues by geographic destination and product group were as follows:

                                                                       Successor
                                                                        Business
                                                                   -------------
                                                                     Nine Months
                                                                           Ended
                                                                   June 30, 2005
                                                                   -------------

Canada                                                                   $22,660
USA                                                                       19,006
Europe                                                                    12,851
Rest of world                                                              5,616
                                                                         -------
Total sales to external customers                                        $60,133
                                                                         =======

Industrial and construction                                              $58,858
Agriculture                                                                1,275
                                                                         -------
Total sales to external customers                                        $60,133
                                                                         =======

During the periods presented, no single customer accounted for more than 10% of our revenues.

Property, plant and equipment by geographical area were as follows:

                                                                       Successor
                                                                        Business
                                                                  --------------

                                                                   June 30, 2005
                                                                  --------------

Canada                                                                   $14,133
USA                                                                           54
Korea                                                                      7,317
                                                                         -------
Total                                                                    $21,504
                                                                         =======

Predecessor

Our principal operations related to the manufacturing, sale and distribution through a worldwide network of dealers, distributors and retailers of skid steer and mini skid steer loaders, attachments, parts, mobile screening plants and mini excavators for the industrial and construction industry and potato harvesting and handling equipment for the agriculture industry. Because of the integrated nature of our manufacturing operation and common administrative and marketing support functions, the business was treated by management as a single operating segment for the purpose of making operating decisions and assessing performance.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Revenues by destination and product group were as follows:

                                                    Predecessor Business
                                            -----------------------------------

                                            Three months      Year       Year
                                               ended         ended       ended
                                            September 30,    June 30,   June 30,
                                               2004           2004       2003
                                              -------        -------    -------

Canada                                        $ 2,883        $10,317    $ 9,042
USA                                             7,177         31,862     32,007
Europe                                          2,517          8,849      6,701
Rest of world                                   1,280          4,677      1,524
                                              -------        -------    -------
Total sales to external customers             $13,857        $55,705    $49,274
                                              =======        =======    =======

Industrial and construction                   $12,147        $52,149    $45,906
Agriculture                                     1,710          3,556      3,368
                                              -------        -------    -------

Total sales to external customers             $13,857        $55,705    $49,274
                                              =======        =======    =======

During the periods presented, no single customer accounted for more than 10% of our revenues.

Property, plant and equipment by geographical area were as follows:

                                                                     Predecessor
                                                                        Business
                                                                   -------------
                                                                   June 30, 2004
                                                                   -------------

Canada                                                                   $10,627
USA                                                                          178
                                                                         -------
Total                                                                    $10,805
                                                                         =======

21.   Other Contingencies and commitments

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

A reconciliation of the changes in the warranty liability is as follows:

                                      Successor   |
                                      Business    |               Predecessor Business
                                     -----------  |  ------------------------------------------------
                                     Nine Months  |  Three Months
                                        Ended     |      Ended
                                      June 30,    |  September 30,     Year Ended       Year Ended
                                         2005     |       2004        June 30, 2004    June 30, 2003
                                     -----------  |  -------------    -------------    -------------
                                                  |
Balance, beginning of period         $        --  |  $         924    $         637    $         411
Liability assumed from predecessor           895  |             --               --               --
Payments                                    (179 )|           (244)            (668)            (574)
Accruals for warranties                      562  |            246              947              730
Foreign exchange                               2  |             52                8               70
                                     -----------  |  -------------    -------------    -------------
Balance, end of period               $     1,280  |  $         978    $         924    $         637
                                     ===========  |  =============    =============    =============

Subsequent to our acquisition of certain assets of the Predecessor, we agreed to assume responsibility for the warranty liability of the Predecessor on equipment sold prior to October 1, 2004. Based on an assessment of that warranty liability at the time we assumed it, the Predecessor paid us C$1,100 ($895) for our assumption of that liability.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Guarantees

We have entered into an arrangement with a dealer / distributor under which sales to that dealer / distributor will include a guaranteed buy back value at the end of a three year period if that dealer / distributor has not sold the equipment to a retail customer. There is no potential liability at June 30, 2005 as no sales have been made to the dealer / distributor during the nine months ended June 30, 2005. At June 30, 2004, the Predecessor's potential outstanding obligation under these arrangements was $1,012 which is accrued within the deferred revenue of $1,242.

Other commitments

Successor
---------

At June 30, 2005, we had no capital commitments to purchase property, plant and equipment other than as disclosed in Note 15.

We have entered into operating lease agreements to lease certain premises and office equipment. The annual rent of premises consists of a minimum rent plus realty taxes, maintenance, heat and certain other expenses. Minimum rent payable for premises and office equipment in the aggregate and for each of the next five years is as follows:

      Fiscal years ending June 30:
      2006                           $  894
      2007                              683
      2008                              549
      2009                              496
      2010                              376
      2011 and thereafter                26
                                     ------
                                     $3,024
                                     ======


Predecessor

At June 30, 2004, TEL had no capital commitments to purchase property, plant and equipment.

TEL has operating leases for buildings and office equipment. The expense for the three months ended September 30, 2004 was $45, for the year ended June 30, 2004 was $154 and for the year ended June 30, 2003 was $82. Future minimum lease payments at June 30, 2004 are as follows:

      Fiscal years ending June 30:
      2005                             $169
      2006                              147
      2007                               80
      2008                               72
      2009                               72
      2010 and thereafter                93
                                       ----
                                       $633
                                       ====

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

22.   Related party transactions (predecessor only)

Predecessor
-----------

TEL is a member of the McCain Foods Limited group and has transactions with other members of the group in the normal course of business measured at the exchange amount as summarized below:

                                                               Three Months     Year        Year
                                                                  Ended         Ended       Ended
                                                               September 30,   June 30,   June 30,
                                                                    2004         2004       2003
                                                               -------------   --------   --------

Included in sales:
McCain Foods Limited                                                      --   $    167   $    183
McCain Produce Inc.                                                       --        227         54
McCain Fertilizer Ltd.                                                    --         28         55
McCain South Africa (Pty) Ltd.                                            --        157         --
McCain Argentina S.A                                                      --         10         16
                                                               -------------   --------   --------
                                                                          --   $    589   $    308
                                                               -------------   --------   --------

Included in cost of sales:
Freight expense - Day & Ross Inc.                                        433   $  2,057   $  1,958

Included in general and administrative expenses:
Management fees - McCain Foods Limited                                    --        523        439

Included in financial expenses:
Interest expense - McCain Finance (Canada) Ltd.                           60        217        134
Dividends paid on Class E preferred shares - Day & Ross Inc.              --      4,565      4,298
Interest expense - Day & Ross Inc.                                       542         39         --


Details of capital transactions with affiliated companies are set out in Notes 16 and 18.

All forward foreign exchange contracts are entered into with McCain Eurocentre, the treasury centre for the McCain group. Back-to-back contracts are then entered into by McCain Eurocentre with third party financial institutions. Details of the outstanding forward foreign exchange contracts with McCain Eurocentre at June 30, 2004 are set out in Note 27.

At June 30, 2004, TEL had the following amounts due from affiliated companies.

                                    June 30, 2004
                                    -------------
Due from affiliated companies:
McCain Foods Limited                $          21
McCain Argentina S.A                           18
McCain South Africa (Pty) Ltd.                120
McCain Produce Company Inc.                     2
                                    -------------
                                    $         161
                                    =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Due to affiliated companies:
McCain Fertilizer Limited                      $     4
McCain International Inc.                          502
Day & Ross Inc.                                     64
McCain Foods USA Inc.                              128
McCain Foods (GB) Limited                           25
McCain Foods Limited                               153
McCain Finance (Canada) Ltd.                         4
                                               -------
                                               $   880
                                               -------

Advances from affiliated companies: (Note 9)
McCain Finance (Canada) Ltd.                   $10,750
Day & Ross Inc.                                 39,078
                                               -------
                                               $49,828
                                               -------

                                               -------
                                               $50,708
                                               =======


                                                        Successor  |
                                                        Business   |          Predecessor Business
                                                       ----------- | ------------------------------------
23.   Net financial expense (income)                   Nine Months | Three Months      Year        Year
                                                          Ended    |     Ended        Ended       Ended
                                                        June 30,   |   Sept. 30,     June 30,    June 30,
                                                           2005    |      2004         2004        2003
                                                       ----------- | -------------   --------    --------
                                                                   |
Capital leases                                         $       279 | $          --   $     --    $     --
Credit facility - subsidiaries                                 260 |            --         --          --
Credit facilities - convertible                              1,318 |            --         --          --
Amortization of deferred financing costs                       563 |            --         --          --
Amortization of debt discount - related party                1,604 |            --         --          --
Amortization of beneficial conversion feature                  398 |            --         --          --
Amortization of debt premium                                   486 |            --         --          --
Amortization of warrants                                     2,622 |            --         --          --
Dividends on subsidiary preferred shares                       420 |            --         --          --
Dividends on Class E preferred shares                           -- |            --      4,565          --
Interest charges from affiliated companies                      -- |           541        256         134
Interest income on receivables                                  -- |            --        (95)       (168)
Notional 6% interest income on financing receivables            -- |           (57)      (177)         (2)
Other                                                          195 |            15         25           2
                                                       ----------- | -------------   --------    --------
                                                       $     8,145 | $         499   $  4,574    $    (34)
                                                       =========== | =============   ========    ========

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

                                    Successor    |
                                    Business     |                 Predecessor Business
                                  -------------  |  ---------------------------------------------------
24. Other (income) expense         Nine Months   |     Three Months
                                      Ended      |        Ended           Year Ended       Year Ended
                                  June 30, 2005  |  September 30, 2004   June 30, 2004    June 30, 2003
                                  -------------  |  ------------------   -------------    -------------
                                                 |
Restructuring charges             $          --  |  $              797   $         886    $          --
Foreign exchange (gains) losses             894  |              (1,681)           (106)          (3,061)
Management and Director fees                556  |                  --              --               --
Other                                       173  |                  --             (78)              10
                                                 |
                                  -------------  |  ------------------   -------------    -------------
                                  $       1,623  |  $             (884)  $         702    $      (3,051)
                                  =============  |  ==================   =============    =============


Predecessor
-----------

The restructuring charges relate to severance costs and special termination benefits associated with a decision to terminate the employment of 23 employees in connection with a restructuring of TEL's operations, which was completed in July 2004. These liabilities are expected to be settled within a two year period.

                                           Three Months       Year
                                               Ended          Ended
                                           September 30,    June 30,
                                                2004           2004
                                           -------------    ---------

Balance - beginning of period              $         891    $      --
Accrual for severance costs                           --          886
Accrual for special termination benefits             797           --
Payments                                            (170)          --
Foreign exchange                                      71            5
                                           -------------    ---------
Balance - end of period                    $       1,589    $     891
                                           =============    =========


25.   Income taxes

Provision for income taxes comprises the following:

            Successor   |
            Business    |              Predecessor Business
           -----------  |  ---------------------------------------------
           Nine Months  |  Three Months
              Ended     |      Ended
            June 30,    |  September 30,    Year Ended      Year Ended
               2005     |       2004       June 30, 2004   June 30, 2003
           -----------  |  -------------   -------------   -------------
                        |
Current    $       326  |  $          15   $          65   $          72
Deferred          (174) |             --              --              --
           -----------  |  -------------   -------------   -------------
           $       152  |  $          15   $          65   $          72
           ===========  |  =============   =============   =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table reconciles income taxes calculated at the basic Canadian corporate income tax rates with the income tax provision.

                                                            Successor   |
                                                            Business    |               Predecessor Business
                                                           -----------  |  ------------------------------------------------
                                                           Nine Months  |  Three Months
                                                              Ended     |      Ended
                                                            June 30,    |  September 30,     Year Ended       Year Ended
                                                               2005     |       2005        June 30, 2004    June 30, 2003
                                                                %       |        %                %                %
                                                           -----------  |  -------------    -------------    -------------
                                                                        |
Canadian federal income tax rate                                  22.1  |           22.1             23.1             25.1
Canadian provincial and foreign income tax rates                   9.0  |
Canadian provincial income tax rate                                 --  |           12.9             12.9             13.6
Manufacturing and processing credit                                 --  |             --             (0.9)            (2.7)
Large corporation taxes                                            0.2  |           (1.0)            (0.6)            (7.6)
Dividends reported as interest expense                            (0.7) |             --            (13.9)              --
Effect of other permanent non-deductible items                   (26.7) |           (0.5)            (0.3)            (2.9)
Unrecognized benefit of losses and temporary differences          (3.2) |          (34.5)           (21.4)          (106.2)
Unrealized losses on financial instruments                          --  |             --              0.3             70.0
Other                                                               --  |             --              0.3              3.1
                                                           -----------  |  -------------    -------------    -------------
Effective income tax rate                                          0.7  |           (1.0)            (0.5)            (7.6)
                                                           ===========  |  =============    =============    =============


The tax effects of temporary differences and net operating losses that give rise to deferred income tax assets and liabilities are as follows:

                                                    Successor   |  Predecessor
                                                    Business    |   Business
                                                  ------------- | -------------
                                                  June 30, 2005 | June 30, 2004
                                                  ------------- | -------------
                                                                |
Property, plant and equipment                     $        (491)| $      (1,134)
Net operating losses carried forward                      1,260 |        12,569
Employee future benefits                                     -- |           107
Deferred financing fees                                     466 |            --
Foreign exchange contracts                                   -- |          (326)
Accruals                                                    420 |           774
Other                                                       198 |           158
                                                  ------------- | -------------
                                                                |
Net deferred income tax assets before valuation                 |
Allowance                                                 1,853 |        12,148
                                                                |
Valuation allowance                                      (2,219)|       (12,148)
                                                  ------------- | -------------
                                                                |
Net deferred income tax assets (liabilities)      $        (366)| $          --
                                                  ============= | =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

At June 30, 2005, we had available net operating loss carry forwards for income tax purposes of approximately $3,838 and at June 30, 2004, TEL had available net operating loss carry forwards of $35,922. These potential deferred income tax benefits are available to be carried forward and applied against taxable income in future years and expire as follows:

                                        Successor   |  Predecessor
                                        Business    |   Business
                                      ------------- | -------------
                                      June 30, 2005 | June 30, 2004
                                      ------------- | -------------
Year ending June 30:                                |
2006                                 $           -- | $       2,221
2007                                             -- |         7,521
2008                                             -- |        10,620
2009                                             -- |         3,578
2010                                            541 |         3,749
2013                                             31 |            --
2014                                            333 |         8,233
2015                                          2,279 |            --
2025                                            654 |            --
                                     -------------- | -------------
                                                    |
                                     $        3,838 | $      35,922
                                     ============== | =============

As at June 30, 2005, we also had federal investment tax credits of approximately $280 and at June 30, 2004 TEL had $1,148 available to be carried forward and used to reduce federal income tax payable in future years which expire as follows:

                                       Successor    |  Predecessor
                                        Business    |   Business
                                     -------------  | -------------
                                     June 30, 2005  | June 30, 2004
                                     -------------  | -------------
Year ending June 30:                                |
2005                                 $          --  | $          13
2006                                            --  |            44
2007                                            --  |            42
2008                                            --  |            --
2009                                            --  |            20
2010                                            --  |            19
2011                                             8  |           723
2012                                            51  |           186
2013                                            55  |            18
2014                                           166  |            83
                                     -------------  | -------------
                                               280  |         1,148
Valuation allowance                           (280) |        (1,148)
                                                    |
                                     -------------  | -------------
Investment tax credits recoverable   $          --  | $          --
                                     =============  | =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Future taxable income of $5,642 (for the successor) and $39,961 (for the Predecessor) is required to realize the net deferred income tax assets and investment taxes recoverable balances. The tax benefit of these assets has not been recognized in these financial statements as it is uncertain whether TEL or us will be able to utilize them before they expire.

26.   Net change in non-cash working capital items related to operations

                                                 Successor    |
                                                 Business     |                 Predecessor Business
                                               -------------  |  -----------------------------------------------
                                                   Nine       |  Three Months
                                                  Months      |      Ended            Year             Year
                                                   Ended      |  September 30,        Ended            Ended
                                               June 30, 2005  |       2004        June 30, 2004    June 30, 2003
                                               -------------  |  -------------    -------------    -------------
                                                              |
Account and financing receivables              $     (13,033) |  $       1,682    $       1,138    $       3,315
Foreign exchange contracts                                --  |         (1,449)             672           (3,168)
Inventories                                           (2,258) |           (711)          (1,018)            (301)
Equipment on operating leases                             --  |             12              (31)            (813)
Due from affiliated companies                             --  |            (90)              61              669
Prepaid expenses and other assets                     (3,027) |            231             (186)             115
Income taxes recoverable / payable                        --  |             55                1               84
Accounts payable and accrued liabilities               6,934  |           (199)           2,888           (2,427)
Deferred revenue                                          --  |            (58)            (174)           1,022
Due to affiliated companies                               --  |           (584)             187              (29)
                                               -------------  |  -------------    -------------    -------------
Net change in non-cash working capital items   $     (11,384) |  $      (1,111)   $       3,538    $      (1,533)
                                               =============  |  =============    =============    =============


27.   Financial instruments

Successor
---------

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

We are exposed to normal credit risk from customers. Trade accounts and financing receivables have significant concentrations of credit risk in the industrial and construction industry and, on a geographical basis, in the USA as disclosed in Note 20.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Interest rate risk

We are exposed to interest rate risk as future changes in the prevailing level of interest rates affect the cash flows associated with financing receivables and debt obligations. We have not entered into any financial instrument contracts to hedge the interest rate exposure associated with these items.

Foreign currency risk

Our foreign currency translation policy is described in Note 4. We do not enter into foreign currency futures and forwards contracts to manage exposure to foreign currency fluctuations. As at June 30, 2005, our exposure in non-Canadian dollars was: receivables of $13,576, payables of $6,976, credit facilities of $18,626, long term debt of $7,900, preferred stock of $27,500 and cash of $3,435.

Predecessor
-----------

Fair value

TEL's financial instruments include cash and short-term deposits, bank advances, trade accounts and financing receivables, accounts payable, advances from affiliates and foreign exchange contracts. Due to the short-term maturity of cash and short-term deposits, bank advances, trade accounts receivable, accounts payable and accrued liabilities and advances from affiliates, the carrying values of these instruments are reasonable estimates of their fair value.

The fair value of the long-term financing receivables cannot be determined due to the nature of the receivables and uncertainty as to the duration of the financing period.

The fair value of forward foreign exchange contracts are estimated based on the amount that TEL would receive or be required to pay if forced to settle these contracts at the year-end using year-end forward rates. TEL has no intention to settle these contracts before maturity.

                                 June 30, 2004
                                 -------------

      Financial assets           $         197
      Financial liabilities               (459)
                                 -------------
                                 $        (262)
                                 =============


Credit risk

TEL's financial assets that are exposed to credit risk consist primarily of cash, trade accounts and financing receivables and derivative contracts. TEL does not believe it is subject to any significant concentration of credit risk.

Cash is invested with major financial institutions.

TEL is exposed to normal credit risk from customers. Trade accounts and financing receivables have significant concentrations of credit risk in the industrial and construction industry and on a geographical basis in the USA as disclosed in Note 20. All auction sales are to two customers in the USA.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

TEL is exposed to credit risk in the event of non-performance by its counterparties on its foreign exchange contracts and swap contracts. TEL does not anticipate non-performance by any of the counterparties, as it deals through the treasury centre of its parent, McCain Foods Limited, which in turn deals with counterparties who are major financial institutions and have a minimum A rating. TEL anticipates the counterparties will satisfy their obligations under the contracts. The relative market positions with each external counterparty are monitored by McCain Foods Limited's treasury centre to ensure an adequate diversification of risk.

Interest rate risk

TEL is exposed to interest rate risk as future changes in the prevailing level of interest rates affects the cash flows associated with the financing receivables (Note 6) and the advances from affiliated companies (Note 9). TEL has not entered into any financial instrument contracts to hedge the interest rate exposure associated with these items.

Currency risk

TEL enters into contracts to purchase or sell foreign currencies in order to convert known foreign currency assets and liabilities and known or highly expected foreign currency revenues and expenses into domestic currencies to reduce the Company's exposure to fluctuations in foreign currencies.

The contractual amounts of the Company's forward foreign exchange contracts at June 30, 2004 are as follows:

Maturing monthly in      Nominal value
                         -------------
   2005                        $15,426
   2006                          8,911
   2007                          7,009
                         -------------
                               $31,346
                         =============


The major foreign currencies exposures hedged relate to United States dollars and Euros.

Subsequent to the sale of TEL's business, (Note 29), TEL liquidated its outstanding foreign exchange contracts which resulted in a realized gain of $2,349.

28.   Employee benefit plans (Predecessor only)

Description of benefit plans

TEL provides retirement benefits for a majority of its employees under several multiemployer defined benefit plans administered by TEL's parent McCain Foods Limited ("MFL"). The defined benefit pension plans are final pay plans and provide for partial indexing of benefits. The other benefit plans provide for additional vacation at retirement, dependent upon age and years of service and a waiver of health and dental care premiums for employees on long-term disability.

The cost of defined benefit pensions earned by employees is actuarially determined using the projected benefit method prorated on service and management's best estimate of expected plan investment performance, salary escalation and retirement ages of employees.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Total cash payments

Employer funding contributions to the defined benefit pension plans are all made annually by MFL which in turn recharges TEL for its share of the pension expense for the year. Funding payments for the other benefit plans are made annually by TEL. The total cash payments in relation to these employee benefits plans were as follows:

                                                                               Three Months      Year       Year
                                                                                   Ended        Ended      Ended
                                                                               September 30,   June 30,   June 30,
                                                                                    2004         2004       2003
                                                                               -------------   --------   --------

Cash payments directly to beneficiaries for the unfunded other benefit plans   $          --   $     10   $     13
Funding payments to pension plans made by MFL                                            190      1,612        376
                                                                               -------------   --------   --------
                                                                               $         190   $  1,622   $    389
                                                                               =============   ========   ========


Funding payments ceased upon the sale of TEL's business (Note 29) and the settlement of employee entitlements expected to be paid by MFL in fiscal 2006 are estimated to be $12,435.

TEL measures its accrued benefit obligations and the fair value of plan assets for accounting purposes as of June 30 each year. The last actuarial valuation date for funding purposes was June 2003. The plans are valued for funding purposes every three years.

TEL's net benefit plan cost for the defined benefit plans is as follows:

                                                                   Pension plans
                                                        -------------------------------------
                                                        Three Months       Year        Year
                                                            Ended         Ended       Ended
                                                        September 30,    June 30,    June 30,
                                                             2004          2004        2003
                                                        -------------    --------    --------

Current service cost                                    $         128    $    510    $    358
Interest cost                                                     215         757         600
Actual return on plan assets                                     (204)     (1,390)        (25)
Actuarial (gains) losses on obligation                             --         297         245
Curtailment loss                                                  347          --          --
                                                        -------------    --------    --------
Benefit cost incurred before adjustments to recognize
the long-term nature of employee benefit costs                    486         174       1,178

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Adjustments to recognize the long-term nature of employee future benefit costs:
  Difference between expected return and actual return on plan
    assets for the year                                                            --    719    (507)
  Difference between actuarial gain/loss recognized for the
    year and actual actuarial gain/loss for the year                               --   (294)   (239)
  Difference between amortization of past service costs for the
    year and actual plan amendments for the year                                    2      5      --
                                                                                 ----  ----    ----
Benefit cost recognized                                                          $488  $604    $432
                                                                                 ====  ====    ====

The curtailment loss recognized in the three month period ended September 30, 2004 relates to the termination of the employment of a number of employees in connection with a restructuring of TEL's operations in July 2004 and to the sale of TEL's business effective October 1, 2004 and is included in general and administrative expenses.

                                                                                           Other benefits
                                                                                  ------------------------------------
                                                                                  Three Months      Year        Year
                                                                                      Ended        Ended       Ended
                                                                                  September 30,   June 30,    June 30,
                                                                                       2004         2004        2003
                                                                                  -------------   --------    --------

Current service cost                                                              $           4   $     16    $     15
Interest cost                                                                                 5         17          17
Actual return on plan assets                                                                 --        (13)        (23)
                                                                                  -------------   --------    --------

Benefit cost incurred before adjustments to recognize the long-term nature of
employee benefit costs                                                                        9         20           9

Adjustments to recognize the long-term nature of employee future benefit costs:
  Difference between actuarial gain/loss recognized for the
    year and actual actuarial gain/loss for the year                                         --         13          23
                                                                                  -------------   --------    --------
Benefit cost recognized                                                           $           9   $     33    $     32
                                                                                  =============   ========    ========


A curtailment gain of $278 in relation to the other benefit plans was recognized in November 2004 following the closing of the sale of TEL's business.

Defined benefit pension plan assets consist of:

                                June 30, 2004
                                -------------
                                            %
Common equities                            69
Bonds and preferred shares                 30
Cash and cash equivalents                   1
                                -------------
                                          100
                                =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

TEL is a participating company in the Retirement Benefit Plan for the employees of McCain Canadian Employers (the "Pension Plan"). McCain Foods Limited, as administrator of the Pension Plan, has appointed several investment managers to manage the assets of the Pension Plan in accordance with its Statement of Investment Policies and Goals ("SIP&G"). Under the SIP&G, Pension Plan assets may be invested in cash and cash equivalents, common equities, bonds, preferred shares, and hedge funds. The asset mix guidelines are as follows:

                                    Market value
                                ---------------------
                                Minimum %   Maximum %
                                ---------   ---------

Cash and cash equivalents              --          60
Common equities                        20          80
Bonds and preferred shares             20          75
Hedge funds                            --          10


Notwithstanding the above, the maximum cumulative investment in non-Canadian equities, cash, bonds or preferred shares (whether made directly or through the use of derivatives) is 60%. Investments need not be denominated in Canadian dollars as long as the total unhedged exposure of the Pension Plan to currencies other than the Canadian dollar is not more than 35% of the Pension Plan market value.

Investments in real estate, commodities, commodity futures contracts, mortgages, gold or gold certificates, put or uncovered call options, clearing corporation put or call options, or securities of any issuer for the purpose of exercising control or management are prohibited. Notwithstanding this, a maximum of 10% of assets may be invested in units of pool funds that may make such investments that would otherwise be prohibited.

Not more than 5% of plan assets can be invested in any security, the resale of which is restricted by law or contract, and not more than 10% of plan assets can be invested in any one security (except for securities issued by the Government of Canada or short-term securities and certificates of deposit issued or guaranteed by a major Canadian bank).

The Investment Manager is permitted to deviate from the permitted investments provided that any such deviation does not substantially increase the risk of the investment portfolio, is considered to be a prudent act, justified by the prospect of increased return or enhanced diversification, and if notification of any such deviation is made to McCain Foods Limited within 30 days.

The expected long-term rate of return on plan assets is 6.5% determined based on a target asset mix of 60% equities and 40% bonds and preferred shares, an underlying long-term inflation assumption of 2.5%, and an estimated real-return of 5% on equities and 2.5% on bonds and preferred shares.

McCain Foods Limited matches the employee members' contributions on a monthly basis and any shortfall determined by the tri-annual actuarial valuation is funded at that time. For the executive employees plan, McCain Foods Limited makes a lump sum contribution each year based on an estimated wind up actuarial valuation of that Plan prepared by TEL's actuary.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table sets forth the status of TEL's principal defined benefit plans as of June 30, 2004.

                                                  Pension plans    Other benefits
                                                  -------------    --------------

Change in benefit obligation

Accrued benefit obligation at beginning of year   $      10,137    $          253
Benefits paid by MFL                                       (341)              (10)
Current service cost                                        510                16
Interest cost                                               757                17
Employee contributions                                      347                --
Actuarial experience (gains) losses                         297               (13)
Foreign exchange                                            113                 4
                                                  -------------    --------------
Accrued benefit obligation at end of year         $      11,820    $          267
                                                  -------------    --------------

Change in plan assets

Fair value of plan assets at beginning of year    $       8,310          $-
Actual return on plan assets                              1,390                --
Employer contributions by MFL                             1,612                10
Employee contributions                                      347                --
Benefits paid                                                --               (10)
Benefits paid by MFL                                       (341)               --
Foreign exchange                                            102                --
                                                  -------------    --------------
Fair value of plan assets at end of year          $      11,420          $-
                                                  -------------    --------------

Funded status - plan deficit                      $        (400)   $         (267)

Unamortized net actuarial (gains) losses                    716               (39)
Unamortized past service cost                                95                --
Net amount recognized by MFL                               (411)               --
                                                  -------------    --------------

Net amount recognized                                  $-          $         (306)
                                                  =============    ==============


The net amount recognized is shown on the face of the consolidated balance sheet as an accrued benefit liability.

Estimated future benefits expected to be paid taking into account the sale of TEL's business on October 1, 2004 (Note 29) are as follows:

                        Pension plans   Other benefits   Total
                        -------------   --------------   -----

2005                    $         144   $            5   $ 149
2006                               --                4       4
2007                               --                4       4
2008                               --                4       4
2009                               --                4       4
Five years thereafter              --                9       9
                        -------------   --------------   -----
                        $         144   $           30   $ 174
                        =============   ==============   =====

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Details of TEL's pension plans with accumulated benefit obligations in excess of plan assets and pension plans with plan assets in excess of accumulated benefit obligations at June 30, 2004, are set out below:

                                           Assets exceeding     Accumulated benefits
                                         accumulated benefits     exceeding assets       Total
                                         --------------------   --------------------    --------

Accumulated benefit obligation           $                349   $              9,744    $ 10,093
Effect of salary increase                                 258                  1,469       1,727
                                         --------------------   --------------------    --------
Accrued (projected) benefit obligation                    607                 11,213      11,820
Fair value of plan assets                                 686                 10,734      11,420
                                         --------------------   --------------------    --------
Funded status - surplus (deficit)                          79                   (479)       (400)
                                         ====================   ====================    ========


No valuation allowance was required at June 30, 2004.

The significant assumptions used in accounting for TEL's employee future benefits are as follows (weighted average):

                                                           Pension benefit plans                Other benefits
                                                      -------------------------------   -------------------------------
                                                      Sept. 30,   June 30,   June 30,   Sept. 30,   June 30,   June 30,
                                                         2004       2004       2003        2004       2004       2003
                                                          %          %          %           %          %          %
                                                      ---------   --------   --------   ---------   --------   --------

Accrued benefit obligation as of June 30
   Discount rate                                                       6.5        6.5                    6.5        6.5
   Rate of compensation increase                                       4.0        4.5                    4.0        4.5

Benefit costs for the period
   Discount rate                                            6.5        6.5        7.0         6.5        6.5        7.0
   Expected long-term rate of return on plan assets         6.5        6.5        7.5          --         --         --
   Rate of compensation increase                            4.0        4.5        4.5         4.0        4.5        4.5


In determining the expected cost of health care benefit plans, it was assumed that health care costs would increase by 10% per annum for the next four years and 6% per annum thereafter.

29.   Other Subsequent events (Predecessor only)

On October 1, 2004, the Predecessor entered into a definitive agreement to sell its business and certain assets, to Thomas Equipment 2004 Inc. (a Canadian corporation, wholly owned by Thomas Equipment Inc., a US publicly traded company, and the Successor), effective October 1, 2004. As a result of this sale, TEL is considered to be a predecessor (as defined by the United States Securities and Exchange Commission) of Thomas Equipment, Inc.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

This transaction closed on November 9, 2004. Details of the sale are as follows:

                                                                                          $
Sale proceeds:
Deposit received on entering into definitive agreement                                  198
Cash received on closing                                                             15,396
Redeemable, retractable, non-voting preferred shares in Thomas Equipment 2004 Inc.    7,926
Promissory note                                                                       2,140
Deferred consideration                                                                2,967
Capital lease of property, plant and equipment                                        4,776
                                                                                     ------

                                                                                     33,403

Net assets disposed of:
Property, plant and equipment                                                        11,255
Inventory                                                                            22,148
                                                                                     ------

Gain on disposal                                                                         --
                                                                                     ======


The preferred shares in Thomas Equipment 2004 Inc. are redeemable at par plus accrued but unpaid dividends at the option of that company at any time or by the holder on or after the eighteenth month anniversary of the issuance of the shares. These preferred shares carry a cumulative dividend of 8% per annum increasing to 12% after eighteen months. TEL sold these preferred shares to its parent, McCain Foods Limited on November 9, 2004 at par.

The promissory note carries interest at 4% per annum and is receivable over two years in equal installments commencing one year after closing.

The deferred consideration is receivable in three equal monthly payments of $989 commencing December 9, 2004.

Under the terms of the sale agreement, TEL entered into a two year capital lease agreement with Thomas Equipment 2004 Inc. to lease these properties for an annual lease payment of $476. Pursuant to the lease, Thomas Equipment 2004 Inc. has the right at any time prior to the expiration of the lease term to purchase the leased properties for $4,776 being their net book value as at September 30, 2004. In addition, TEL has a right to force Thomas Equipment 2004 Inc. to purchase the leased properties at the expiration of the lease for the same amount.

On June 30, 2005, TEL sold certain of its remaining assets to a fellow group company, McBan Equipment Ltd., after which its parent, McCain Foods Limited sold all of the issued and outstanding shares of TEL to Day & Ross Inc., another fellow group company. Immediately following the acquisition, TEL commenced a wind up, transferring the rest of its net assets to Day & Ross Inc.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

30.   Quarterly financial information (unaudited)

The information set forth below should be read in conjunction with the information included in our Report on Form 10-K for the period ended June 30, 2005, including "Management's Discussion and Analysis of Financial Condition and Results of Operations,", in order to understand the factors that may affect the comparability of the financial data presented below.

The information set forth below is not necessarily indicative of results of future operations


                                                                                 |   Predecessor
                                                  Successor Business             |    Business
                                         --------------------------------------  |  -------------
                                           Three        Three         Three      |      Three
                                           Months      Months         Months     |     Months
                                           Ended        Ended         Ended      |      Ended
                                          June 30,    March 31,    December 31,  |  September 30,
                                            2005         2005          2004      |       2004
                                          --------    ---------    ------------  |  -------------
Sales                                     $ 28,681    $  17,036    $     14,416  |  $      13,857
                                                                                 |
Gross profit                                 5,626        2,266           2,274  |          2,087
                                                                                 |
Net loss                                    (8,594)      (3,934)         (8,158) |         (1,602)
                                                                                 |
Basic and diluted loss per common share      (1.45)       (0.19)          (0.41) |          (0.19)
                                                                                 |
--------------------------------------------------------------------------------------------------


                                                          Predecessor Business
                                          ------------------------------------------------------
                                           Three        Three         Three            Three
                                           Months      Months         Months          Months
                                           Ended        Ended         Ended            Ended
                                          June 30,    March 31,    December 31,    September 30,
                                            2004         2004          2003             2003
                                          --------    ---------    ------------    -------------

Sales                                     $ 16,505    $  12,622    $     11,928    $      14,650

Gross profit                                 2,924        1,720           1,264            2,238

Net loss                                    (7,347)      (1,594)         (2,047)            (567)

Basic and diluted loss per common share      (2.32)       (0.60)          (0.77)           (0.21)

------------------------------------------------------------------------------------------------