Form 10QSB/A
period 2004-12-31
Thomas Equipment, Inc.
filed 2005-10-07
CIK 1122380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission File Number: 333-44586


                             Thomas Equipment, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                 58-356680
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                 Identification No.)


                 1818 North Farwell Avenue, Milwaukee, WI 53202
                    (Address of principal executive offices)


                                 (312) 224-8812
                           ---------------------------
                           (Issuer's telephone number)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,250,000 shares of common stock, $.0001 par value per share, as of September 30, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                            Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended December 31, 2004, as previously filed on February 15, 2005 and amended on April 4, 2005, as a result of comments received from the staff of the Securities and Exchange Commission in connection with the filing of our Registration Statement on Form SB-2. We have expanded the footnote disclosure related to our debt and made other modifications to the footnotes. In addition, we have restated the manner in which the acquisition of assets from our Predecessor is disclosed in the Statement of Cash Flows. We have also revised our Discussion of Financial Position and Results of Operations to present separately the discussions of our results and those of our predecessor. We have also provided information, as of October 3, 2005, on the status of our loans from Laurus Master Fund, Ltd. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB/A previously filed by the Company on April 4, 2005.

This amendment should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and our Registration Statement on Form S-1, filed on October 3, 2005, together with any subsequent amendments thereof.

ITEM 1.   FINANCIAL STATEMENTS

                             THOMAS EQUIPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                           (Unaudited - in thousands)

================================================================================

ASSETS

Current assets:
  Cash                                                                   $   741
  Accounts receivable, net of allowance for doubtful accounts of $74      10,820
  Inventories, net                                                        24,479
  Prepaid expenses                                                           741
  Other assets                                                               272
                                                                         -------
                                                                          37,053

Property, plant and equipment                                             12,376

Deferred finance costs                                                     1,004

Other assets                                                                 632
                                                                         -------

                                                                         $51,065
                                                                         =======

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                           (Unaudited - in thousands)

                                                                    (continued-)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:
  Convertible credit facility                                          $ 10,828
  Trade payables                                                          7,188
  Warranty liability                                                        148
  Other payables and accrued liabilities                                  5,889
  Current portion of long term debt                                       1,121
  Current portion of convertible long term debt                           1,242
  Current portion of capital lease obligations                              103
                                                                       --------
                                                                         26,519

Long term debt                                                            1,121
Convertible long term debt                                                3,140
Capital lease obligations                                                 5,088

Redeemable preferred stock                                                8,303

Commitments and Contingencies (Note 14)

Shareholders' Equity
Common stock                                                                  2
Additional paid in capital                                               15,138
Accumulated deficit                                                      (8,155)
Accumulated other comprehensive loss                                        (91)
                                                                       --------
                                                                          6,894
                                                                       --------
                                                                       $ 51,065
                                                                       ========

================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited - in thousands, except share and per share data)

====================================================================================================================================
                                                            Successor       |
                                                             Business       |                   Predecessor Business
                                                           ------------     |   ----------------------------------------------------
                                                           Three Months     |   Three Months        Three Months        Six Months
                                                               Ended        |       Ended              Ended              Ended
                                                            December 31,    |   September 30,       December 31,       December 31,
                                                              2004          |       2004                2003               2003
                                                           ------------     |   ------------        ------------       ------------
Sales                                                      $     14,416     |   $     13,857        $     11,928       $     26,578
                                                                            |
Cost of sales                                                    12,141     |         11,770              10,664             23,076
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Gross profit                                                      2,275     |          2,087               1,264              3,502
                                                                            |
Operating expenses:                                                         |
Selling expenses                                                  1,361     |          1,797               1,499              3,071
General and administrative expenses                               1,219     |          1,911               1,265              2,320
Research and development                                            245     |            310                 355                355
Provision for doubtful receivables                                   74     |             41                 827                963
Stock based compensation                                          6,431     |             --                  --                 --
Other (income) expense                                              216     |           (884)               (629)              (659)
                                                           ------------     |   ------------        ------------       ------------
                                                                  9,546     |          3,175               3,317              6,050
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Operating loss                                                   (7,271)    |         (1,088)             (2,053)            (2,548)
                                                                            |
Net financial expense (income)                                      884     |            499                 (23)                33
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Net loss before income taxes                                     (8,155)    |         (1,587)             (2,030)            (2,581)
                                                                            |
Provision for income taxes                                           --     |             15                  17                 33
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Net loss                                                   $     (8,155)    |   $     (1,602)       $     (2,047)      $     (2,614)
                                                           ============     |   ============        ============       ============
                                                                            |
Basic and diluted loss per share                           $      (0.41)    |   $      (0.19)       $      (0.77)      $      (0.99)
                                                           ============     |   ============        ============       ============
Weighted average shares outstanding                          20,000,000     |      8,643,000           2,643,000          2,643,000
                                                           ============     |   ============        ============       ============
                                                                            |
Reconciliation of Comprehensive Loss:                                       |
                                                                            |
Net Loss                                                   $     (8,155)    |   $     (1,602)       $     (2,047)      $     (2,614)
Other comprehensive loss - foreign currency                                 |
     translation                                                    (91)    |            726                 926                900
                                                           ------------     |   ------------        ------------       ------------
Total comprehensive loss                                   $     (8,246)    |   $     (2,328)       $     (2,973)      $     (3,514)
                                                           ============     |   ============        ============       ============
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           (Unaudited - in thousands, except share and per share data)

====================================================================================================================================

                                                       Common Stock          Additional                   Currency
                                                 ------------------------     Paid-In      Accumulated   Translation
                                                   Shares        Amount       Capital        Deficit      Adjustment       Total
                                                 ----------    ----------    ----------    ----------     ----------     ----------

Balances, October 1, 2004 (Inception)                    --    $       --    $       --    $       --     $       --     $       --

Common stock issued in exchange for
net liabilities in a recapitalization             1,075,000            --            --            --             --             --

Contribution of services by founders                     --            --           322            --             --            322

Common stock sold On October 11, 2004 to
founders for cash                                16,945,000             2         2,127            --             --          2,129

Stock based compensation related to
common stock sold to founders                            --            --         5,520            --             --          5,520

Common stock sold on November 9, 2004 to
Laurus for cash                                   1,980,000            --            20            --             --             20

Stock-based compensation related to
common stock sold on November 9, 2004 to
Laurus                                                   --            --           911            --             --            911

Warrants for 2,200,000 common shares
issued to Laurus on November 9, 2004 in
connection with financing                                --            --         2,178            --             --          2,178

Option for 4,020,000 common shares issued
to Laurus on November 9, 2004 in
connection with financing                                --            --         4,060            --             --          4,060

Currency translation adjustment                          --            --            --            --            (91)           (91)

Net loss for the period                                  --            --            --        (8,155)            --         (8,155)
                                                 ----------    ----------    ----------    ----------     ----------     ----------

Balances, December 31, 2004                      20,000,000    $        2    $   15,138    $   (8,155)    $      (91)    $    6,894
                                                 ==========    ==========    ==========    ==========     ==========     ==========

====================================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - in thousands)

====================================================================================================================================

                                                                                Successor        |
                                                                                Business         |          Predecessor Business
                                                                               ------------      |    ------------------------------
                                                                                  Three          |       Three              Six
                                                                                 Months          |      Months            Months
                                                                                  Ended          |       Ended             Ended
                                                                               December 31,      |    September 30,     December 31,
                                                                                   2004          |       2004               2003
                                                                               ------------      |    -------------     ------------
Cash Flows From Operating Activities:                                                            |
   Net loss                                                                      $ (8,155)       |      $ (1,602)         $ (2,614)
     Adjustments to reconcile net loss to net cash provided by                                   |
     (used in) operating activities:                                                             |
        Stock compensation                                                          6,431        |            --                --
        Amortization of debt discount and premium                                     503        |            --                --
        Depreciation and amortization                                                 403        |           531               782
        Gain on sale of property, plant and equipment                                  --        |            (3)              (28)
        Contribution of services                                                      322        |            --                --
        Provision for doubtful receivables                                             74        |            --                --
   Net change in working capital items                                             (3,183)       |        (1,111)            2,595
   Net change in employee future benefit liabilities                                   --        |             8                23
                                                                                 --------        |      --------          --------
Net Cash Provided By (Used In) Operating Activities                                (3,605)       |        (2,177)              758
                                                                                 --------        |      --------          --------
                                                                                                 |
Cash Flows From Investing Activities:                                                            |
   Cash paid for acquisition of assets of Thomas                                  (18,119)       |            --                --
   Insurance claim received                                                            --        |            --               587
   Proceeds on sale of property, plant and equipment                                   --        |            20                45
   Purchase of property, plant and equipment                                           --        |          (292)             (783)
                                                                                 --------        |      --------          --------
Net Cash Used In Investing Activities                                             (18,119)       |          (272)             (151)
                                                                                 --------        |      --------          --------
                                                                                                 |
Cash Flows From Financing Activities:                                                            |
   Proceeds from debt issuance related to assets acquired                          15,970        |            --                --
   Net repayments relating to advances from affiliated companies                       --        |          (588)           (1,093)
   Increase in bank advances                                                           --        |         2,277               367
   Deferred financing costs                                                        (1,049)       |            --                --
   Proceeds from sale of common stock                                               2,149        |            --                --
   Additional advances under the credit facility                                    5,512        |            --                --
   Payments on capital lease obligations                                             (127)       |            --                --
                                                                                 --------        |      --------          --------
Net Cash  Provided By (Used In) Financing Activities                               22,455        |         1,689              (726)
                                                                                 --------        |      --------          --------
                                                                                                 |
Net Increase (Decrease) In Cash                                                       731        |          (760)             (119)
                                                                                                 |
Effect Of Exchange Rate Changes On Cash                                                10        |            23                85
                                                                                                 |
Cash, Beginning Of Period                                                              --        |           823                80
                                                                                 --------        |      --------          --------
                                                                                                 |
Cash, End Of Period                                                              $    741        |      $     86          $     46
                                                                                 ========        |      ========          ========
====================================================================================================================================

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                    (-continued)

Supplemental Disclosure Of Cash Flow Information -
   Interest Paid                                                                 $  232          |      $   15            $   85
                                                                                 ======          |      ======            ======
                                                                                                 |
Supplemental Disclosures Of Non-Cash Investing And Financing                                     |
Activities:                                                                                      |
   Stock based compensation                                                      $6,431          |      $   --            $   --
                                                                                 ======          |      ======            ======
   Debt discounts                                                                $6,154          |      $   --            $   --
                                                                                 ======          |      ======            ======
   Property and equipment acquired under capital leases                          $5,254          |      $   --            $   --
                                                                                 ======          |      ======            ======

================================================================================================================================

See accompanying notes to consolidated financial statements.

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

Acquisition of Assets of Thomas Equipment Limited

      On November 9, 2004, TE2004 acquired the fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited" an unrelated Company) effective as of October 1, 2004. The acquisition was accounted for by the purchase method in accordance with Financial Accounting Standards Board Statement No. 141 ("SFAS 141") and the results of operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price (including capital leases), calculated in accordance with SFAS 141, was $37.2 million.

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
                                                                         =======

      Subsequent to December 31, 2004, the purchase price was finalized which resulted in an increase to inventory of $2,425 and an increase to fixed assets of $948, which amounts are included above. The adjustments related to the finalization of the inventory balances based on the final inventory count and the allocation of transaction costs. The fair values assigned to the assets acquired were determined by management based on a review of the related accounting records of Thomas Equipment Limited, physical inspection, counts and evaluations of the assets and review of an analysis completed by an independent third party valuation firm.

      During the negotiation of the asset acquisition, the Company and the vendor agreed to a lease for the manufacturing facility and three sales offices. Although it was the Company's original intention to purchase these leased assets, we elected to accept the vendor's offer of a lease alternative. The terms of the capital leases require minimum annual payments of $498 (based on the December 31, 2004 exchange rate) plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $5,003 (translated to U.S. dollars on December 31, 2004). Similarly, Thomas Equipment Limited has the right to require us to purchase the properties subject to certain provisions such as a favorable environmental study (Note 9).

      The purchase price of the assets was funded with cash consideration totalling $18,119 which was sourced from loans received from Laurus Master Fund, Ltd. (see Notes 7 and 8) and cash received from our founders for common stock. The balance of the purchase price of $19,063 was financed with the vendor (Thomas Equipment Limited) and its parent company (McCain Foods Limited), with a vendor take back note of $2,260 (see Note 6); capital lease financing provided by the vendor of $5,254 (see Note 9); the sale of preferred shares of our subsidiary TE2004 of $8,370 to McCain (see Note 10); and the balance of $3,179 was a short term note payable to the vendor due in three payments starting one month after closing and then each of the two following months.

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

      The accompanying unaudited consolidated financial statements, as of and for the three months ended December 31, 2004, are those of Thomas Equipment, Inc. the successor. The statements of operations and of cash flows include the accounts of Thomas Equipment Limited, our predecessor, for the three months ended September 30, 2004 and for the three and six months ended December 31, 2003.

Accounting Policies

      The following accounting policies are those of the Successor, which do not differ from those of the Predecessor during all periods presented.

Principles of consolidation

      The consolidated financial statements include the accounts of TEQI and its wholly owned subsidiaries TVI, TE2004 and Thomas Europe NV from October 1, 2004, the date that TE2004 acquired the business operations and certain assets of Thomas Equipment Limited. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

      In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include the amortization periods for debt issuance costs and the valuation, and amortization, of discounts arising from warrants and options on convertible securities, as well as estimates that arise from the provisions for doubtful accounts, warranties and inventory obsolescence, contingent liabilities, the valuation of deferred income tax assets, assumptions used in stock-based compensation calculations and estimating depreciation of tangible assets. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

      To assure that collectibility is reasonably assured we perform ongoing credit evaluations of all of our customers and generally do not require collateral as we believe we have collection measures in-place to limit the potential for significant losses.

      We make appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty costs. Generally, sales incentives are granted only at the time of sale as a price reduction and are immediately recorded as a reduction of revenues.

      Our standard invoice terms are established by marketing region. When a sale is made to a dealer, the dealer is responsible for payment even if the product is not sold to an end customer and that dealer must make payment within the standard terms to avoid interest costs. Late payment interest of 12% p.a. charged to customers who have overdue accounts is not recognized until received.

      Although we currently have no significant arrangements, financing revenue will be recorded over the terms of the related receivables using the interest method.

Buy back arrangements

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

Trade-ins and used equipment

      Used equipment received under a trade in is valued at its estimated net realizable value with the difference between the trade-in allowance and the net realizable value being recognized as a reduction in revenues for the associated sale. Trade-in allowances are generally only granted at the time of a new sale. To date we have not accepted a significant amount of trade-ins.

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

Inventory

      Inventories are valued at the lower of cost and net realizable value with cost being determined on a standard cost basis, which approximates the first-in, first-out basis and includes the cost of materials, direct labor and manufacturing overhead. Used equipment is valued at net realizable value.

      We evaluate our inventory for excess and obsolescence on a quarterly basis. In preparing our evaluation we look at the expected demand for our products for the next six to twelve months in order to determine whether or not such raw materials, WIP and finished goods require an increase in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Property, plant and equipment

      Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided from the date assets are put into service at rates to depreciate the carrying cost of the property, plant and equipment over their estimated useful lives on a straight-line basis as follows:

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

Long-lived assets

      Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed long lived assets during the quarter ended December 31, 2004 and determined that no impairment loss need be recognized.

Deferred finance charges

      Deferred finance charges are amortized over the terms of the related party credit facilities, using the effective interest method.

Redeemable preferred shares

      Preferred shares of our subsidiary that are redeemable at the option of the holder have been classified as a liability in the consolidated balance sheet and dividends paid or accrued on these shares have been classified as a financial expense in our consolidated statements of operations.

Debt with detachable warrants and/or beneficial conversion

      We account for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 ("APB 14"), whereby we separately measure the fair value of the debt and the detachable warrants and allocate the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

      In accordance with the provisions of Emerging Issues Task Force Issue 98-5 ("EITF 98-5") and EITF 00-27, we allocate a portion of the proceeds received to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In the event the convertible debt also had detachable stock purchase warrants, we first allocate proceeds to the stock purchase warrants and the debt and then allocate the resulting debt proceeds between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the debt.

Advertising costs

      Advertising costs of $162 for the three months ended December 31, 2004 were expensed as incurred and reported as a component of selling expenses.

Research and development costs

      Research and development costs for the three months ended December 31, 2004 were $245.

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

Net loss per share

      We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (consisting of options to purchase 4,020,000 common shares, warrants to purchase 2,200,000 common shares and debt convertible into up to 14,666,667 common shares) are not considered in the computations. Because the Company has incurred net losses for all periods, basic loss per share and diluted loss per share are the same.

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

4. Inventories, net

                                                               December 31, 2004
                                                               -----------------
      Raw materials and spare parts                                       $9,213
      Work in process                                                      1,664
      Finished goods - new                                                11,398
      Finished goods - used                                                1,908
      Packaging and supplies                                                 296

                                                               -----------------
                                                                         $24,479
                                                               =================

5. Property and equipment

                                                                      December 31, 2004
                                                        -------------------------------------------

                                                                        Accumulated         Net Book
                                                         Cost           Depreciation         Value
                                                        -------         ------------        --------

      Property and plant under capital leases           $ 5,488           $   137           $ 5,351
      Production machinery and equipment                  6,047               156             5,891
      Office furniture and equipment                         59                 2                57
      Computer equipment                                    288                23               265
      Automotive equipment                                  328                27               301
      Construction in process                               511                --               511
                                                        -------           -------           -------
                                                        $12,721           $   345           $12,376
                                                        =======           =======           =======

6. Long term debt

Note payable to Thomas Equipment Limited, bearing interest at 4%, with annual principal repayments plus interest, maturing on
October 31, 2006. Funds were used to finance the acquisition of
Thomas Equipment Limited assets.                                        $ 2,242


Less: current portion                                                    (1,121)
                                                                        -------
                                                                        $ 1,121
                                                                        =======
Principal repayments are as follows, for the fiscal years ending
June 30:

2005                                                                    $    --
2006                                                                      1,121
2007                                                                      1,121

7. Convertible long term debt

Term loan, with Laurus Master Funds Ltd. ("Laurus,"), bearing interest at U.S. prime plus 3% (8.2% at December 31, 2004)
with monthly principal repayments of $207 per month plus
interest. Funds were used to finance the acquisition of
Thomas Equipment Limited assets.  As security, the Company
has provided a general security agreement on Thomas
Equipment, Inc.  See Note 17 for a discussion of the status
of this loan.                                                           $ 6,000

Debt discount, net of amortization of $79, related to
4,020,000 options to purchase shares of common stock and
2,200,000 warrants to purchase common stock issued to
Laurus.  The options and warrants have an exercise price of
$0.01 per share and $2.25 per share, respectively, and are
exercisable at any time.  The warrants expire on November 9,
2011. The proceeds allocated to the options and warrants of
$4,060 and $2,178, respectively, were credited to additional paid in capital and the resulting discount from the related
debts is being amortized over the term of those debts of
three years.  The value assigned to the options and warrants was allocated between the convertible long term debt and the convertible credit facility based on the value of the debt.
The options and warrants were valued using the Black-Scholes option pricing model based on the market price of the common
shares at the time the options and warrants were issued (Note 12)        (1,660)

Premium: the principal may be prepaid at our option with a 5%
premium, plus accrued interest.                                              42
                                                                        -------
                                                                          4,382
                                                                        -------

Less current portion                                                     (1,242)
                                                                        -------
                                                                        $ 3,140
                                                                        -------

Principal repayments start in July 2005 and are as follows, for the fiscal years ending June 30:

2005                                                                    $     0
2006                                                                      2,484
2007                                                                      2,484
2008                                                                      1,032

      The principal repayments and interest payments for the term loans can be made in cash or common stock at the option of the holder. Payments in cash are subject to a 3% premium (though no premium is charged if the payments are added to the convertible credit facility). Payments in common stock have a fixed conversion price of $1.50 per common share.

      The term loan can be converted to common stock at any time, at the option of the holder, at a conversion price of $1.50 per common share.

8. Convertible credit facility

      Effective November 9, 2004, the company entered into a three-year $16,000 revolving credit facility agreement with Laurus Master Fund Ltd. ("Laurus"). Included in the total credit facility is a secured convertible minimum borrowing note of $8,000. The purpose of the credit facility was to provide TE2004 with funds to purchase the inventory and fixed assets of Thomas Equipment Limited and other general corporate purposes. The credit facility is secured by substantially all of our assets. See Note 17 for a discussion of the status of this credit facility.

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

      The credit facility provides for borrowings utilizing an asset based formula using eligible receivables, inventory, and fixed assets, less any reserves. At December 31, 2004, the amount of available borrowings pursuant to the formula was as follows:

      Available borrowings supported by asset base                 $15,958
      Less: amount borrowed under revolving credit facility         14,945
                                                                   -------
      Excess availability                                          $ 1,013
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

Amount borrowed under the revolving credit facility.                    $14,945
Funds were used to finance the acquisition of Thomas Equipment
Limited assets and to fund operations since the acquisition.

      Debt discount related to 4,020,000 options to purchase
      shares of common stock and 2,200,000 warrants to purchase
      common stock, issued to Laurus. The options and warrants
      have an exercise price of $0.01 per share and $2.25 per
      share, respectively, and are exercisable at any time. The
      warrants expire on November 9, 2011. The proceeds allocated to the options and warrants of $4,060 and $2,178,
      respectively, were credited to additional paid in capital
      and the resulting discount from the related debts is being amortized over the term of those debts of three years. The value assigned to the options and warrants was allocated
      between the convertible long term debt and the convertible credit facility based on the value of the debt. The options and warrants were valued using the Black-Scholes option
      pricing model based on the market price of the common
      shares at the time the options and warrants were issued
      (Note 12)                                                          (4,184)

      Premium: the principal may be prepaid at our option with a
      5% premium, plus accrued interest.                                     67
                                                                        -------
                                                                        $10,828
                                                                        =======

      Any principal repayments and interest payments on $8,000 of this outstanding balance of the credit facility can be made in cash or common stock. Payments in cash are subject to a 3% premium (though no premium is charged if the payment s are added to the convertible credit facility). Payments in common stock have a fixed conversion price of $1.50 per common share.

      As security, the Company has provided a general security agreement on all of our assets.

9. Capital lease obligations

      Under the terms of the Purchase Agreement between with Thomas Equipment Limited, we entered into two two-year capital lease agreements with Thomas Equipment Limited. Pursuant to the leases, we have the right at any time prior to the expiration of the lease terms to purchase the leased properties for $5,003 (based on the December 31, 2004 exchange rate). In addition, Thomas Equipment Limited has a right to require us to purchase the leased properties at the expiration of the leases. The leases requires payment consisting of annual payments of $498 plus realty taxes, maintenance, heat and certain other expenses. We have recorded there leases as a capital leases with future minimum repayments as follows:

                  2005     $   498
                  2006       4,505

      We used a discount rate of approximately 8% in the capital lease accounting which represents our effective borrowing rate at the time the leases were entered into (Thomas Equipment Limited used a different discount rate which approximated their effective borrowing rate).

10. Redeemable preferred shares

      The Company has 5,000,000 shares of preferred stock authorized, $0.0001 par value. At December 31, 2004, no shares were issued and outstanding.

      In connection with the financing of the asset acquisition from Thomas Equipment Limited (Note 2), we issued to the parent of Thomas Equipment Limited, 1,000 shares of redeemable preferred stock of our subsidiary Thomas Equipment 2004 Inc.. The preferred shares carry a cumulative dividend of 8% per annum. We are required to purchase the preferred shares from the holder on April 26, 2006, if not earlier redeemed. A default rate of 12% is due if we fail to redeem by April 26, 2006. The face amount of the shares is $8,303 (translated at December 31, 2004) which we determined to also be their fair value at the time of issuance as the dividend rate approximated the market rate we would pay for similar financing. The holder of these shares has the right to be an observer at our board meetings.

11. Common stock

      At December 31, 2004, we have 200,000,000 authorized shares of common stock, par value $0.0001, 20,000,000 shares issued and outstanding.

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

12. Stock options and warrants

      We use the Black-Scholes option pricing model to value options and warrants, based on the market price of our common stock at the time the options or warrants are issued.

      On November 9, in connection with the issuance of debt and obtaining the credit facility, we issued an option to purchase 4,020,000 shares of common stock and 2,200,000 warrants to purchase common stock to Laurus. The options and warrants have an exercise price of $0.01 per share and $2.25 per share, respectively, and are exercisable at any time. The warrants expire on November 9, 2011. The proceeds allocated to the options and warrants of $4,060 and $2,178, respectively, were credited to additional paid in capital and the resulting discount from the related debts is being amortized over the term of those debts of three years. The value assigned to the options and warrants was allocated between the convertible long term debt and the convertible credit facility based on the value of the debt.

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

      Revenues by destination and product group were as follows:

                                                Successor      |
                                                Business       |                     Predecessor Business
                                              -------------    |     ----------------------------------------------------
                                              Three Months     |     Three Months        Three Months        Six Months
                                                 Ended         |        Ended               Ended               Ended
                                               December 31,    |    September 30,       December 31,        December 31,
                                                  2004         |        2004                2003                2003
                                               ------------    |    -------------       ------------        ------------
Canada                                           $ 1,908       |       $ 2,883             $ 1,781             $ 5,770
USA                                                6,591       |         7,177               6,157              14,321
Europe                                             4,287       |         2,517               3,411               5,359
Rest of world                                      1,630       |         1,280                 579               1,128
                                                 -------       |       -------             -------             -------
                                                               |
Total sales to external customers                $14,416       |       $13,857             $11,928             $26,578
                                                 =======       |       =======             =======             =======
                                                               |
                                                               |
Industrial and construction                      $13,923       |       $12,147             $10,269             $22,409
Agriculture                                          493       |         1,710               1,659               4,169
                                                 -------       |       -------             -------             -------
                                                               |
Total sales to external customers                $14,416       |       $13,857             $11,928             $26,578
                                                 =======       |       =======             =======             =======


      During the periods presented, no single customer accounted for more than 10% of our revenues.

      Property, plant and equipment by geographical area as of December 31, 2004 were as follows:

      Canada                                                       $12,270
      USA                                                              106
                                                                   -------

      Total                                                        $12,376
                                                                   =======

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

Other commitments

      We have entered into operating lease agreements to lease certain premises and office equipment. The annual rent of premises consists of a minimum rent plus realty taxes, maintenance, heat and certain other expenses. Minimum rent payable for premises and office equipment in the aggregate and for each of the next five years is as follows:

           2005                                        $134
           2006                                          73
           2007                                          20
           2008                                          15
           2009                                          15

Guarantees

We have entered into an arrangement with a dealer / distributor under which sales to that dealer / distributor will include a guaranteed buy back value at the end of a three year period if that dealer / distributor has not sold the equipment to a retail customer. There is no potential liability at the balance sheet date as no sales have been made to the dealer / distributor.

15. Financing expense

      Capital leases                                                  $101
      Credit facility                                                  105
      Amortization of deferred financing costs                          58
      Amortization of debt discount                                    394
      Amortization of debt premiums                                    109
      Note payable                                                      22
      Dividends on subsidiary's preferred shares                        95

                                                                      ----
                                                                      $884
                                                                      ====

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

Foreign currency risk

Our foreign currency translation policy is described in Note 3. We do not enter into foreign currency futures and forwards contracts to manage exposure to foreign currency fluctuations. As at December 31, 2004, our exposure in non-Canadian dollars was: receivables of $5,600, payables of $1,500, credit facilities of $15,646 and cash of $450.

17. Subsequent events

Laurus Master Fund, Ltd.

      On January 26, 2005, we received an increase in the credit facility with Laurus of $4,000 which increased the credit facility from $16,000 to $20,000. Laurus charged a fee of $128 and received warrants to purchase 400,000 common shares with an exercise price of $2.25.

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

      On February 28, 2005, we received an additional term loan from Laurus of $1,900 (see below).

Consulting services

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

      o Repaid Roynat Capital $2,259 in consideration for the cancellation of its Pneutech preferred shares and payment of accrued dividends thereon;

      o Repaid Roynat Capital $1,008 in consideration for the cancellation of warrants previously issued by Pneutech to Roynat Capital;

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
                                                                                         ========

      Concurrently with the closing of the Pneutech acquisition on February 28, 2005, we entered into the following refinancing transactions

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

      The redemption of the preference shares, special shares, preferred shares, common stock warrants and the repayment of the Roynat Capital debenture were funded by the sale of the subordinated debenture to Roynat Merchant Capital Inc. and a loan from Laurus.

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

      As of October 3, 2005, we are not currently in compliance with our obligations to register the shares of common stock issuable to Laurus. However, Laurus has waived, through October 15, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 15, 2005. Because non-compliance did not occur until July 22, 2005, (subsequent to year end), this amount will be recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee will not have a material impact on our Liquidity. Upon the expiration of the waiver, assuming our Registration Statement is not then effective, we will incur penalties in the amount of 2% per month of the original principal amount due under the notes of $22,000. If our registration statement never becomes effective and we are required to pay penalties to Laurus of 2% per month from October 15, 2005 until the option and warrants sold to Laurus expire at the end of their seven year life, the penalties would aggregate approximately $32,000. In addition, our failure to comply with the Laurus registration obligations after October 15, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. We and Laurus have had discussions concerning the status of the obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to our financial condition as we do not have sufficient cash to repay the Laurus obligations. Further, we granted a security interest to Laurus in substantially all of our assets. Any attempt by Laurus to foreclose on our assets could cause us to curtail our current operations.

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

      Pneutech, established in 1973 and which we acquired on February 28, 2005, and its subsidiaries are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech is a strategic supplier to Thomas Equipment, as well as 15,000 other active customers. Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components.

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

      Immediately before the acquisition of Thomas Equipment 2004 and Thomas Ventures, we had minimal business operations and sought a new line of business to create value for our shareholders. Prior to November 2004, Clifford Rhee, then president of Pneutech Inc. and currently president of Thomas Equipment and Pneutech became aware that Thomas Equipment Limited had an interest in disposing of the Thomas Equipment Limited assets. The purchase price for the assets was based upon the net book value of the assets. Mr. Rhee negotiated for the purchase of the assets by Pneutech, but funding for the acquisition by Pneutech was not available. It was determined by Mr. Rhee that funding would be more readily available if the company were publicly traded. Mr. Rhee initially considered including both Pneutech and the Thomas Equipment Limited assets in a public vehicle, but ultimately determined it would be more practical to include only the Thomas Equipment Limited assets. After a period of time operating Thomas Equipment and Pneutech as separate entities, it was determined that the entities should be combined, since Pneutech was already a supplier to Thomas Equipment.

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

                                                                       Average
      Name                                                Shares    Price Paid
      --------------------------------------------    ----------    -----------
      Frank P. Crivello                               10,336,706        $.1874
      Frank P. Crivello SEP IRA                        2,010,000        $.0124
      4237901 Canada Inc. (owned by Clifford Rhee)     2,875,294          $.01
      David Marks                                        500,000          $.01

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

      o $8,370 received for 1,000 Thomas Equipment 2004 preference shares that were sold on closing to McCain Foods Limited, the parent of Thomas Equipment Limited; and

      o $3,179 was due in installments for inventory at October 1, 2004 in excess of $20.2 million. These installments have been paid.

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

      o Thomas Equipment 2004 sold to McCain 1,000 preference shares for a price of $8,370. The holder of the preference shares is entitled to receive dividends at the rate of 8% per annum, payable annually on a cumulative basis. The preference shares are redeemable at the option of Thomas Equipment 2004 or the holder, for CD$10,000 ($8,303 at December 31, 2004), plus accrued and unpaid dividends. We are required to purchase the shares from McCain on April 26, 2006, if not earlier redeemed.

      o A corporation controlled by Clifford Rhee, our new President, together with Igor Kent, Mr. Rhee's business partner, have jointly agreed to guarantee the obligations of Thomas Equipment 2004 to redeem McCain's preference shares in Thomas Equipment 2004.

      In connection with the foregoing, the Company has also agreed with McCain, for certain periods of time:

      o to retain Clifford Rhee as President and Chief Executive Officer of the Company; and

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

      The $6,000 principal amount of the secured convertible term note is repayable at the rate of $207 per month together with accrued but unpaid interest, commencing on July 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium (though no premium is charged if the payments are added to the convertible credit facility); or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, we may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the secured convertible term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The term note may be redeemed by us in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the secured convertible term note may require us to convert all or a portion of the secured convertible term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

      The $8,000 principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on November 9, 2007. The secured convertible minimum borrowing note may be redeemed by us in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the term note may require us to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

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

      Upon the closing, Pneutech also redeemed all of its 929 preference shares and 530,000 special shares, which were owned by 3156176 Canada, Inc., for an aggregate of $508. Clifford Rhee, the President and a member of the Board of Directors of Thomas and Pneutech is the beneficial owner of 3156176 Canada, Inc., which was the owner of approximately 47% of the common shares, and all of the 929 preference shares and 530,000 special shares of Pneutech. Mr. Rhee received 467,767 shares of our common stock in exchange for his common shares in Pneutech. Neither Mr. Rhee nor any other officer, director or principal stockholder of Thomas received any benefits or other consideration in connection with the acquisition of Pneutech, except as disclosed above. Since the closing of the acquisition, Mr. Rhee continues to serve as President of both the Company and Pneutech. Clifford Rhee, David Marks, Kenneth Shirley and James Patty, the members of our Board of Directors, were appointed as members of the Pneutech board upon the closing. Mr. Rhee generally negotiated on behalf of Pneutech, in concert with the other principal stockholder of Pneutech, while David Marks, chairman of Thomas, negotiated on behalf of Thomas. Mr. Rhee's conflict of interest was disclosed to the shareholders of Pneutech.

Roynat Merchant Capital Inc.

      Concurrently with the acquisition of Pneutech, in order to refinance existing debt of Pneutech and to fund the acquisition by us, we entered into financing agreements with Roynat Merchant Capital Inc. Roynat Capital Inc., an affiliate of Roynat Merchant Capital, had provided financing to Pneutech which was terminated upon the closing of the acquisition. In connection therewith, on the closing the following transactions occurred:

      o Roynat Capital was paid $2,259 in consideration for the cancellation of its Pneutech preferred shares and payment of accrued dividends thereon;

      o Roynat Capital was paid $1,008 in consideration for the cancellation of warrants previously issued by Pneutech to Roynat Capital;

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

      The principal amount of the secured convertible term note is repayable at the rate of $66 per month together with accrued but unpaid interest, commencing on July 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium (though no premium is charged if the payments are added to the convertible credit facilities); or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of our common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, we may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the secured convertible term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The secured convertible term note may be redeemed by us in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the term note may require us to convert all or a portion of the secured convertible term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

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

      As of October 3, 2005, we are not currently in compliance with our obligations to register the shares of common stock issuable to Laurus. However, Laurus has waived, through October 15, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 15, 2005. Because non-compliance did not occur until July 22, 2005, (subsequent to year end), this amount will be recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee will not have a material impact on our Liquidity. Upon the expiration of the waiver, assuming our Registration Statement is not then effective, we will incur penalties in the amount of 2% per month of the original principal amount due under the notes of $22,000. If our registration statement never becomes effective and we are required to pay penalties to Laurus of 2% per month from October 15, 2005 until the option and warrants sold to Laurus expire at the end of their seven year life, the penalties would aggregate approximately $32,000. In addition, our failure to comply with the Laurus registration obligations after October 15, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. We and Laurus have had discussions concerning the status of the obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to our financial condition as we do not have sufficient cash to repay the Laurus obligations. Further, we granted a security interest to Laurus in substantially all of our assets. Any attempt by Laurus to foreclose on our assets could cause us to curtail our current operations.

RESULTS OF OPERATIONS

      Although the revenue generating activities of Thomas Equipment Limited, the predecessor business, remained significantly intact after the acquisition, there have been changes in our distribution strategy, cost structure, and financing activities. Additionally, unlike the predecessor business, we do not currently engage in hedging transactions although we may do so in the future. As a result, we believe that the expenses of the predecessor business are not representative of our current business, financial condition or results of operations. Accordingly, where practicable we have included various forward looking statements regarding effects of our new operating structure.

      Because of the integrated nature of Thomas Equipment's manufacturing operations and common administrative and marketing support functions, the Thomas Equipment business is treated by management as a single operating segment for the purpose of making operating decisions and assessing performance.

The discussion that follows of Results of Operations is in the following sections:

      o Results of operations for the three months ended December 31, 2004 (successor);

      o Results of operations for the three months ended December 31, 2003 (predecessor);

      o Results of operations for the three months ended September 30, 2004 (predecessor);

      o Results of operations for the six months ended December 31, 2003 (predecessor);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

      The information contained in this section is that of the successor Thomas Equipment, Inc. for the three months ended December 31, 2004 (unaudited)

      ------------------------------------------------------------------
            For the three months ended December 31, 2004 (unaudited)
      ------------------------------------------------------------------
      Revenues                                  14,416           100.0%
        Cost of Sales                           12,141            84.2%
      Gross Profit                               2,275            15.8%
        Selling Expenses                         1,361             9.4%
        G&A Expenses                             1,219             8.5%
        Research and Development                   245             1.7%
        Provision for Doubtful Accounts             74             0.5%
        Stock Based Compensation                 6,431            44.6%
        Other (Income) Expense                     216             1.5%
      Operating Loss                            (7,271)          (50.4%)
        Net Financial (Income) Expense             884             6.1%
        Provision for Income Taxes                  --              --
      Net Loss                                  (8,155)          (56.6%)
      ------------------------------------------------------------------

Revenues

      For the three months ended December 31, 2004, revenues were $14,416. Overall sales volumes in the three months ended December 31, 2004 remained relatively unchanged from the same period (for the predecessor) in 2003. However, the product mix changed due to a decision by the predecessor in fiscal 2004 to reduce the number of loaders and screeners being sold through the auction channel, and focus on enhancing stronger dealer relationships to allow Thomas Equipment Limited to increase its overall profitability on its sales. By July 1, 2004, Thomas Equipment Limited had entirely exited the sale of loaders through the auction channel. The impact of this decision was to increase revenues by approximately $800 for the quarter ended December 31, 2004. Selling prices were increased to compensate for escalating raw material increases (price increases ranged between 3% - 5% depending on geographical location and product line). The impact of this increase was approximately $400. As approximately 35% of sales were denominated in non U.S. dollar currencies (primarily the Euro and the Canadian dollar), the weakening of the U.S. dollar, increased reported sales in the quarter ended December 31, 2004 by approximately $1,000, as the relative value of these non U.S. dollar denominated sales increased.

Cost of Sales and Gross Profit

      Cost of sales was $12,141 for the three months ended December 31, 2004. As a percentage of sales, costs of sales were 84.2% for the three months ended December 31, 2004. Thomas Equipment Limited's decision, in 2003, to stop selling via auction channels decreased cost of sales as a percentage of sales by approximately 6%. This was partially offset by an increase in the our total cost of sales of approximately 3% due to rising steel prices which account for approximately 10% of our total cost of sales. As a result of the above, the gross profit margin was $2,275 for the three months ended December 31, 2004.

Selling Expenses

      Selling expenses were $1,361 for the three months ended December 31, 2004. As a percentage of sales, selling costs were 9.4% in 2004.. Costs decreased primarily as a result of Thomas Equipment Limited's decision to exit from auction sales and to focus on increasing dealer sales.

General and Administrative Expenses

      General and administrative expenses, consisting of administrative expenses, insurance, legal and other non-manufacturing related expenses, remained relatively stable and were $1,219 for the three months ended December 31, 2004, mainly due to the reduction in staff count initiated in July 2004.

Research and Development Costs

      Research and development costs were $245 for the quarter ended December 31, 2004. The amount spent during the second quarter of fiscal 2005 is consistent with our plans for fiscal 2005.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $74 for the three months ended December 31, 2004.

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

Other (Income) Expense, Net

      Other (income) expense, consisting of foreign currency losses and other miscellaneous expenses, amounted to an expense of $216 in the quarter ended December 31, We did not enter into, nor do we have, any foreign exchange contracts in the quarter ended December 31, 2004.

Net Financial (Income) Expense

      Net financial (income) expense, consisting of interest (income) expense, amortization of debt discounts and debt premiums and dividends on preferred stock, amounted to an net expense of $884 in the quarter ended December 31, 2004. In 2004, we entered into various debt agreements which resulted in financing charges consisting of amortization of deferred financing costs, warrant, stock option and premium amortization of approximately $560 (an effective interest rate of 8%); dividends on preferred shares of approximately $95 (an effective interest rate of 8%) and interest charges on issued debt of $229.

Provision for Income Taxes

      During the three months ended December 31, 2004, we experienced an operating loss for tax purposes. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

      As a result of the above we reported a net loss of $8,155 for the three months ended December 31, 2004.

Comprehensive Loss

      For the three months ended December 31, 2004 we recorded losses for currency translation adjustments of $91 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

      The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended December 31, 2003 (unaudited).

      -------------------------------------------------------------------
            For the three months ended December 31, 2003 (unaudited)
      -------------------------------------------------------------------
      Revenues                                 $ 11,928            100.0%
        Cost of Sales                            10,664             89.4%
      Gross Profit                                1,264             10.6%
        Selling Expenses                          1,499             12.6%
        G&A Expenses                              1,265             10.6%
        Research and Development                    355              3.0%
        Provision for Doubtful Accounts             827              6.9%
        Stock Based Compensation                     --               --
        Other (Income) Expense                     (629)            (5.3%)
      Operating Loss                             (2,053)           (17.2%)
        Net Financial (Income) Expense              (23)              --
        Provision for Income Taxes                   17               --
      Net Loss                                   (2,047)           (17.2%)
      -------------------------------------------------------------------

Revenues

      For the three months ended December 31, 2003, revenues were $11,928.

Cost of Sales and Gross Profit

      Cost of sales for the three months ended December 31, 2003 were $10,664. As a percentage of sales, costs of sales were 89.4% for the three months ended December 31, and the gross profit margin was $1,264.

Selling Expenses

      Selling expenses were $1,499 for the three months ended December 31, 2003. As a percentage of sales, selling costs were 12.6%, reflecting additional expenditures as Thomas Equipment Limited exited from auction sales and focused on increasing dealer sales.

General and Administrative Expenses

      General and administrative expenses, consisting of administrative expenses, insurance, legal and other non-manufacturing related expenses, were $1,265 for the three months ended December 31, 2003.

Research and Development Costs

      Research and development costs were $355 for the three months ended December 31, 2003, reflecting higher-than-normal expenditures as Thomas Equipment Limited essentially had no such costs in the first quarter of fiscal 2004.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $827 for the three months ended December 31, 2003, reflecting an increase in the provision to compensate for accounts that were becoming overdue, as determined by the management review during the quarter ended December 31, 2003.

Other (Income) Expense, Net

      Other (income) expense, consisting of foreign currency gains and losses and other miscellaneous expenses, amounted to net other income of $629 for the three months ended December 31, 2003. In 2003 Thomas Equipment Limited had a foreign exchange gain on foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales. The gain in 2003 was primarily caused by the 4.4% weakening of the U.S. dollar against the Canadian dollar between June 2003 and December 2003 as the fair value of Thomas Equipment Limited's foreign exchange contracts was greater on December 31, 2003 compared to June 30, 2003.

Net Financial (Income) Expense

      Net financial (income) expense amounted to a net income of $23 in the three months ended December 31, 2003. During this period in 2003, most of the Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

Provision for Income Taxes

      During the three months ended December 31, 2003, Thomas Equipment Limited experienced an operating loss for tax purposes. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily related to its cumulative net operating losses.

Net Loss

      As a result of the above, Thomas Equipment Limited reported a net loss of $2,047 for the three months ended December 31, 2003.

Comprehensive Loss

      For the three months ended December 31, 2003, Thomas Equipment Limited recorded a loss of $926 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

      The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended September 30, 2004 (unaudited).

      -------------------------------------------------------------------
            For the three months ended September 30, 2004 (unaudited)
      -------------------------------------------------------------------
      Revenues                                 $ 13,857           100.0%
        Cost of Sales                            11,770            84.9%
      Gross Profit                                2,087            15.1%
        Selling Expenses                          1,797            13.0%
        G&A Expenses                              1,911            13.8%
        Research and Development                    310             2.2%
        Provision for Doubtful Accounts              41             0.3%
        Other (Income) Expense                     (884)           (6.4%)
      Operating Loss                             (1,088)           (7.8%)
        Net Financial (Income) Expense              499             3.6%
        Provision for Income Taxes                   15             0.1%
      Net Loss                                   (1,602)          (11.5%)
      -------------------------------------------------------------------

Revenues

      For the three months ended September 30, 2004, Thomas Equipment Limited's revenue was $13,857.

Cost of Sales and Gross Profit

      Cost of sales was $11,770 for the three months ended September 30, 2004. As a percentage of sales, costs of sales for the three months ended September 30, 2004 was 84.9% and the gross profit margin was $2,087 or 15.1%.

Selling Expenses

      Selling expenses were $1,797 for the three months ended September 30, 2004. As a percentage of revenues, selling costs were 13.0%

General and Administrative Expenses

      General and administrative expenses, consisting of administrative expenses, insurance, legal and other non-manufacturing related expenses, were $1,911 for the three months ended September 30, 2004. These expenses reflected higher product liability insurance and deductible costs, pension curtailment expenses and legal costs associated with marketing Thomas Equipment Limited for sale as well as the impact of the weaker U.S. dollar as the majority of these costs are incurred in Canadian dollars.

Research and Development Costs

      Research and development costs for the three months ended September 30, 2004 were $310.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $41 for the three months ended September 30,2004.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains and losses, and other miscellaneous items, amounted to a net income of $884 in the three months ended September 30, 2004. In the three months ended September 30, 2004 Thomas Equipment Limited, had net revaluation gains on its foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales due to the weakening of the U.S. dollar against the Canadian dollar over the period. The foreign exchange gains in 2004 were partly offset by special termination benefit costs of $791 recorded by Thomas Equipment Limited in the three months ended September 30, 2004 in connection with the group of employees whose positions were terminated in July 2004.

Net Financial (Income) Expense

      Net financial (income) expense, amounted to an expense of $499 for the three months ended September 30, 2004. During 2004, most of Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

Provision for Income Taxes

      During the three months ended September 30, 2004, Thomas Equipment Limited experienced operating and tax losses. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily relate to its cumulative net operating losses.

Net Loss

      As a result of the above, Thomas Equipment Limited reported a net loss of $1,602 for the three months ended September 30, 2004.

Comprehensive Loss

      Currency translation adjustments amounted to a loss of $726 for the three months ended September 30, 2004 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

      The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the six months ended December 31, 2003 (unaudited).

      -------------------------------------------------------------------
             For the six months ended December 31, 2003 (unaudited)
      -------------------------------------------------------------------
      Revenues                                    $ 26,578        100.0%
        Cost of Sales                               23,076         86.8%
      Gross Profit                                   3,502         13.2%
        Selling Expenses                             3,071         11.6%
        G&A Expenses                                 2,320          8.7%
        Research and Development                       355          1.3%
        Provision for Doubtful Accounts                963          3.6%
        Other (Income) Expense                        (659)        (2.5%)
      Operating Loss                                (2,548)        (9.6%)
        Net Financial (Income) Expense                  33          0.1%
        Provision for Income Taxes                      33          0.1%
      Net Loss                                      (2,614)        (9.8%)
      -------------------------------------------------------------------

Revenues

      For the six months ended December 31, 2003, Thomas Equipment Limited's revenue was $26,578.

Cost of Sales and Gross Profit

      Cost of sales was $23,076 for the six months ended December 31, 2003. As a percentage of sales, costs of sales for the six months ended December 31, 2003 was 86.8% and the gross profit margin was $3,502 or 13.2%.

Selling Expenses

      Selling expenses were $3,071 for the six months ended December 31, 2003. As a percentage of revenues, selling costs were 11.6%

General and Administrative Expenses

      General and administrative expenses, consisting of administrative expenses, insurance, legal and other non-manufacturing related expenses, were $2,320 for the six months ended December 31, 2003.

Research and Development Costs

      Research and development costs for the six months ended December 31, 2003 were $355.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $963 for the six months ended December 31,2003, reflecting an increase in the provision to compensate for accounts that were becoming overdue, as determined by the management review during the quarter ended December 31, 2003.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains and losses, and other miscellaneous items, amounted to a net income of $659 in the six months ended December 31, 2003. In the six months ended December 31, 2003, Thomas Equipment Limited, had net revaluation gains on its foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales due to the weakening of the U.S. dollar against the Canadian dollar over the period.

Net Financial (Income) Expense

      Net financial (income) expense, amounted to an expense of $33 for the six months ended December 31, 2003. During 2003, most of Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

Provision for Income Taxes

      During the six months ended December 31, 2003, Thomas Equipment Limited experienced operating and tax losses. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily relate to its cumulative net operating losses.

Net Loss

      As a result of the above, Thomas Equipment Limited reported a net loss of $2,614 for the six months ended December 31, 2003.

Comprehensive Loss

      Currency translation adjustments amounted to a loss of $900 for the six months ended December 31, 2003 related to the translation of accounts to U.S. dollars for reporting purposes.

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

      As discussed below, we have also experienced negative cash flows in our first quarter of operations which is likely to continue until such time as our receivables become due and their collection will begin to offset the cash used in paying our operating expenses. In connection with our founding and the acquisition of Thomas Equipment Limited's business and certain of its assets we received approximately $2,149 in proceeds from the sale of our common stock and secured $26,489 in convertible borrowings and the sale of redeemable preferred stock during the three months ended December 31, 2004. At December 31, 2004 we had cash on hand of $741 and availability under our convertible credit facilities of approximately $1,013. In January 2005, we negotiated a $4,000 increase in our credit facility.

      At March 15, 2005 we had approximately $1,000 of cash on hand and an availability of approximately $1,000 under our credit facilities at Thomas Equipment and an availability of approximately $1,000 under our credit facilities at Pneutech. Coupled with combined (i.e.: Pneutech and Thomas Equipment) receivables of approximately $24,000 at March 15, 2005 we believe we have sufficient resources to fund our operations for at least the next twelve months. As such we do not believe, in the short-term, we will have the same difficulties and concerns about our ability to continue as a going concern as our predecessor. However, our agreements with our significant creditor, and minority shareholder, Laurus, provide significant penalties and default provisions if our registration statement is not declared effective by June 22, 2005. See below under the heading "Laurus Master Fund, Ltd." for a discussion of the current status of our Laurus loans.

      During the three months from inception on October 1, 2004 through December 31, 2004, we had a net loss of $8,155 which included non-cash items totaling $7,733, consisting of stock based compensation and depreciation and amortization of debt discount related to the issuance of warrants. However, as we only acquired inventory and property, plant and equipment along with Thomas Equipment Limited's business and the fact that we only took over operations effective October 1, 2004, our sales terms to customers resulted in collecting only $3,813 in cash from sales while our receivables increased to $10,820. Offsetting a portion of the low level of cash received were an increase in trade payables of $7,188. As a result net cash used in operating activities during the quarter was $3,605.

      Changes in demand for our products and currency exchange rates will affect the amount of cash we realize on sales and the costs of our operations thereby affecting our cash provided by or (used in) operating activities. Similarly, as substantially all of our debt has variable interest rates, a change in interest rates will affect our cash flows from operations.

      Net cash used in investing activities was $18,119 which was used in the acquisition of assets from Thomas Equipment Limited.

      Net cash provided by financing activities was $22,455 consisting of $15,970 of debt used to acquire the assets of Thomas Equipment Limited, $2,149 in proceeds from the sale of our common stock principally to founders and $5,512 in additional borrowing under our credit facilities. At December 31, 2004 our debt and redeemable preferred stock have terms of 18 to 36 months with interest rates ranging from 4% to 8.2%. Except for the redeemable preferred stock ($8,303), which is due on June 26, 2006, $8,171 and $14,945 of debt is convertible into shares of our common stock at $2.25 and $1.50 per share, respectively. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding.

      As our debt is substantially payable in U.S. dollars and our functional currency is in Canadian dollars, changes in exchange rates between the two currencies could have a positive or negative impact on the amount and our ability to repay such debt. In addition, the convertible debts have prepayment penalties of 5% for early payment or payments in cash (as the lender wishes to be paid through conversion to common shares).

      In connection with the acquisition of Thomas Equipment Limited's assets we entered into a two two-year capital leases of $5,254 for the purchase of land and buildings from Thomas Equipment Limited. The terms of the capital leases require minimum monthly payments of $498 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $4,776 (as translated to U.S. dollars on October 1, 2004). Similarly, Thomas Equipment Limited has the right to require us to purchase the properties subject to certain provisions such as a favorable environmental study.

Subsequent financing activities

Roynat Merchant Capital Inc.

      Concurrently with the acquisition of Pneutech, we entered into financing agreements with Roynat Merchant Capital Inc. ("Roynat US"). RoyNat Capital Inc. ("Roynat Capital"), an affiliate of Roynat US, had provided financing to Pneutech which was terminated upon the closing. In connection therewith, on the closing the following transactions occurred:

      o Roynat Capital was paid $2,259 in consideration for the cancellation of its Pneutech preferred shares and payment of accrued dividends thereon;

      o Roynat Capital was paid $1,008 in consideration for the cancellation of warrants previously issued by Pneutech to Roynat Capital;

      o Roynat Capital was paid $3,227 in full satisfaction of all amounts due pursuant to a convertible debenture issued by Pneutech to Roynat Capital;

      o     we sold a subordinated debenture to Roynat US for $5,343; and

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

      As of October 3, 2005, we are not currently in compliance with our obligations to register the shares of common stock issuable to Laurus. However, Laurus has waived, through October 15, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 15, 2005. Because non-compliance did not occur until July 22, 2005, (subsequent to year end), this amount will be recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee will not have a material impact on our Liquidity. Upon the expiration of the waiver, assuming our Registration Statement is not then effective, we will incur penalties in the amount of 2% per month of the original principal amount due under the notes of $22,000. If our registration statement never becomes effective and we are required to pay penalties to Laurus of 2% per month from October 15, 2005 until the option and warrants sold to Laurus expire at the end of their seven year life, the penalties would aggregate approximately $32,000. In addition, our failure to comply with the Laurus registration obligations after October 15, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. We and Laurus have had discussions concerning the status of the obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to our financial condition as we do not have sufficient cash to repay the Laurus obligations. Further, we granted a security interest to Laurus in substantially all of our assets. Any attempt by Laurus to foreclose on our assets could cause us to curtail our current operations.

Off-Balance Sheet Arrangements

      We currently have no off balance sheet arrangements.

Qualitative and Quantitative Disclosures about Market Risk

      We are exposed to certain market risks which exist as part of our ongoing business operations. We currently do not engage in derivative and hedging transactions to mitigate the affects of the risks below. In the future, we may enter into foreign currency forward contracts to manage foreign currency risk. Because the operating structure of our business is different from that of our predecessor, Thomas Equipment Limited, we have described only those risks as they apply to our current operating environment. Thomas Equipment Limited did engage in certain derivative and hedging transactions, as well as borrowing activities through its parent - all of which affected the degree to which market risks affected Thomas Equipment Limited

Interest Rates

      Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at December 31, 2004, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

      We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at December 31, 2004, a hypothetical 1.00% (100 basis-point) increase in interest rates would result in additional expenses of approximately $45 for the quarter or an annual increase in expenses of approximately $180.

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

ITEM 3. Controls And Procedures.

Disclosure Controls and Procedures

      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 in timely alerting them to material information required to be included in our Exchange Act filings.

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

Changes in Internal Control Over Financial Reporting

      There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2004, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      The principal amount of the secured convertible term note is repayable at the rate of $207,000 per month together with accrued but unpaid interest, commencing on July 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium (though no premium is charged if the payments are added to the convertible credit facility); or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.64, the Company may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The term note may be redeemed by the Company in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

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

ITEM 3. Defaults Upon Senior Securities.

      None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

      There were no matters submitted to a vote of security holders during the period covered by this report.

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

*  All such exhibits were filed with Form 8-K filed on November 15, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THOMAS EQUIPMENT, INC.


Dated:   October 7, 2005          By: /s/ Clifford M. Rhee
                                  --------------------------------------------
                                  Clifford M. Rhee,
                                  President (Principal Executive Officer)


Dated:   October 7, 2005          By: /s/ Luigi Lo Basso
                                  --------------------------------------------
                                  Luigi Lo Basso,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)