Form 10QSB/A
period 2005-03-31
Thomas Equipment, Inc.
filed 2005-10-07
CIK 1122380

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


                        Commission File Number: 333-44586

                             Thomas Equipment, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   58-356680
 ---------------------------------          ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                 1818 North Farwell Avenue, Milwaukee, WI 53202
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (312) 224-8812
                          ---------------------------
                          (Issuer's telephone number)

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

                       Statement Regarding This Amendment

      We are amending our Form 10-QSB for the period ended March 31, 2005, as previously filed on May 13, 2005. These financial statements have been restated to record as equity the beneficial conversion feature related to certain of our convertible debt, in accordance with EITF 98-5 and EITF 00-27. As a result, we have recorded $2,374,000 as a discount from certain of our convertible debt issued in January and February 2005. $190,000 of this discount was amortized to "Net financial expense" in our accompanying consolidated statements of operations during the three and six months ended March 31, 2005. Accordingly, the effect on our accompanying consolidated balance sheet as of March 31, 2005 was a decrease in liabilities and corresponding increase in stockholders' equity of $2,184,000. The effect on our consolidated statements of operations for the three and six months ended March 31, 2005 was an increase in our net loss of $190,000. Basic and diluted loss per share for the three and six months ended March 31, 2005 increased by $0.01 and $0.01, respectively.

      In addition, as a result of comments received from the staff of the Securities and Exchange Commission in connection with the filing of our Registration Statement on Form SB-2, we have modified the footnote disclosure related to our acquisition of Pneutech and expanded the footnote disclosure related to our debt and made other modifications to the footnotes. In addition, we have restated the manner in which the acquisition of assets from our Predecessor is disclosed in the Statement of Cash Flows. We have also revised our Discussion of Financial Position and Results of Operations to present separately the discussions of our results and those of our predecessor. We have also provided information, as of October 3, 2005, on the status of our loans from Laurus Master Fund, Ltd. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on May 13, 2005.

      This amendment should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and our Registration Statement on Form S-1, filed on October 3, 2005, together with any subsequent amendments thereof.

ITEM 1.   FINANCIAL STATEMENTS

                             THOMAS EQUIPMENT, INC.

                               Successor Business

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                  (Unaudited - in thousands, except share data)

================================================================================

ASSETS

Current assets:

  Cash                                                                $    1,111
  Accounts receivable, net of allowance for
    doubtful accounts of $446                                             25,269
  Inventories, net                                                        36,475
  Prepaid expenses                                                         1,804
  Other assets                                                               235
                                                                      ----------
                                                                          64,894

Property, plant and equipment, net                                        19,695

Deferred finance costs                                                     1,455

Other assets                                                               2,384

Goodwill                                                                   5,224
                                                                      ----------
                                                                      $   93,652
                                                                      ==========

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                               Successor Business

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                  (Unaudited - in thousands, except share data)

                                                                    (-continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                               (as restated)

Liabilities

Current liabilities:

  Credit facilities                                                   $   9,762
  Convertible credit facility                                            12,465
  Trade payables                                                         19,844
  Warranty liability                                                        420
  Other payables and accrued liabilities                                  7,138
  Current portion of long term debt                                       8,419
  Current portion of convertible long term debt                           2,448
  Current portion of capital lease obligations                              137
                                                                      ---------
                                                                         60,633

Long term debt                                                            1,360
Convertible long term debt                                                2,357
Capital lease obligations                                                 4,965
Deferred taxes                                                              547
Redeemable preferred stock of subsidiary                                  8,220

Stockholders' Equity:

Common stock                                                                  2
Additional paid in capital                                               27,710
Accumulated deficit                                                     (12,092)
Accumulated other comprehensive income (loss)                               (50)
                                                                      ---------
                                                                         15,570
                                                                      ---------
                                                                      $  93,652
                                                                      =========

================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  (Unaudited - in thousands, except share data)

=========================================================================================================================

                                                Successor Business    |                  Predecessor Business
                                        ----------------------------  | --------------------------------------------
                                             (as                      |
                                           restated)                  |
                                            Three      (as restated)  |                    Three            Nine
                                            Months       Six Months   |     Three          Months           Months
                                             Ended          Ended     |  Months Ended      Ended            Ended
                                           March 31,      March 31,   |   September       March 31,       March 31,
                                             2005           2005      |   30, 2004          2004            2004
                                        ------------    ------------  | ------------    ------------    ------------
Sales                                   $     17,036    $     31,452  | $     13,857    $     12,622    $     39,199
                                                                      |
Cost of sales                                 14,770          26,912  |       11,770          10,902          33,978
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Gross profit                                   2,266           4,540  |        2,087           1,720           5,221
                                                                      |
Operating expenses:                                                   |
                                                                      |
Selling                                        1,759           3,120  |        1,797           1,561           4,632
General and administrative                     1,931           3,346  |        2,221           1,588           4,263
Provision for doubtful receivables                57             131  |           41             265           1,228
Stock based compensation                          --           6,431  |           --              --              --
Other (income) expense                           226             442  |         (884)           (103)           (763)
                                        ------------    ------------  | ------------    ------------    ------------
                                               3,973          13,470  |        3,175           3,311           9,360
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Operating loss                                (1,707)         (8,930) |       (1,088)         (1,591)         (4,139)
                                                                      |
Net financial expense (income)                 2,227           3,162  |          499             (14)             19
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Net loss before income taxes                  (3,934)        (12,092) |       (1,587)         (1,577)         (4,158)
                                                                      |
Provision for income taxes                        --              --  |           15              17              49
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Net loss                                $     (3,934)   $    (12,092) | $     (1,602)   $     (1,594)   $     (4,207)
                                        ============    ============  | ============    ============    ============
                                                                      |
Weighted average shares outstanding       20,435,393      20,214,088  |    8,643,000       2,643,000       2,643,000
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Basic and diluted loss per share        $      (0.19)   $      (0.60) | $      (0.19)   $      (0.60)   $      (1.59)
                                        ============    ============  | ============    ============    ============
                                                                      |
Reconciliation of Comprehensive Loss:                                 |
                                                                      |
Net loss                                $     (3,934)   $    (12,092) | $     (1,602)   $     (1,594)   $     (4,207)
Other comprehensive income (loss) -                                   |
foreign currency translation                     176             (50) |         (726)            269            (633)
                                        ------------    ------------  | ------------    ------------    ------------
Total comprehensive loss                $     (3,758)   $    (12,142) | $     (2,328)   $     (1,325)   $     (4,840)
                                        ============    ============  | ============    ============    ============

=========================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

                               Successor Business

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           (Unaudited - in thousands, except share and per share data)

--------------------------------------------------------------------------------------------------------------------------
                                                   Common Stock          Additional                    Other
                                            -------------------------     Paid-In    Accumulated    Comprehensive
                                                Shares        Amount      Capital      Deficit          Loss       Total
                                            -----------------------------------------------------------------------------
Balances, October 1, 2004 (Inception)                --   $       --   $       --   $        --   $        --   $       --

Common stock issued in exchange for net
liabilities in a recapitalization             1,075,000           --           --            --            --           --

Contribution of services by founders                 --           --          322            --            --          322

Common stock sold on October 11, 2004 to
founders for cash                            16,945,000            2        2,127            --            --        2,129

Stock-based compensation related to common
stock sold on October 11, 2004 to founders           --           --        5,520            --            --        5,520

Common stock sold on November 9, 2004 to
Laurus for cash                               1,980,000           --           20            --            --           20

Stock-based compensation related to common
stock sold on November 9, 2004 to Laurus
for cash                                             --           --          911            --            --          911

Warrants for 2,200,000 common shares
issued to Laurus on November 9, 2004 in
connection with financing                            --           --        2,178            --            --        2,178

Option for 4,020,000 common shares issued
to Laurus on November 9, 2004 in
connection with financing                            --           --        4,060            --            --        4,060

Warrants for 400,000 common shares issued
to Laurus on January 26, 2005 in
connection with financing                            --           --        1,542            --            --        1,542

Beneficial conversion feature of January
26, 2005 convertible debt financing with
Laurus                                               --           --          962            --            --          962

Warrants for 250,000 common shares issued
on January 31, 2005 in connection with
professional services                                --           --        1,295            --            --        1,295

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                               Successor Business

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (Unaudited - in thousands, except share and per share data)

                                                                    (-continued)

                                            -----------------------------------------------------------------------------

                                                   Common Stock       Additional                       Other
                                            ------------------------   Paid-In      Accumulated    Comprehensive
                                              Shares        Amount     Capital        Deficit          Loss         Total
                                           ------------------------------------------------------------------------------
Acquisition of Pneutech on February 28,
2005:

   Common stock issued                       1,082,640           --        3,470           --            --         3,470
   Warrants for 211,062 common shares               --           --          260           --            --           260

Common stock issued on February 28, 2005
in repayment of Pneutech debt                  167,360           --          494           --            --           494

Warrants for 150,000 common shares issued
to Laurus on February 28, 2005 in
connection with financing                           --           --          488           --            --           488

Beneficial conversion feature of February
28, 2005 convertible debt financing with
Laurus                                              --           --        1,412           --            --         1,412

Warrants for 1,000,000 common shares
issued on February 28, 2005 to Roynat in
connection with financing                           --           --        2,649           --            --         2,649

Currency translation adjustment                     --           --           --           --           (50)          (50)

Net loss for the period, as restated                --           --           --      (12,092)           --       (12,092)
                                           ------------------------------------------------------------------------------
Balances, March 31, 2005, as restated       21,250,000   $        2   $   27,710   $  (12,092)   $      (50)   $   15,570
                                           ==============================================================================

=========================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                     Successor       |
                                                                     Business        |                Predecessor Business
                                                                   --------------    |     -----------------------------------------
                                                                                     |           Three                     Nine
                                                                     Six Months      |           Months                    Months
                                                                       Ended         |           Ended                     Ended
                                                                   March 31, 2005    |     September 30, 2004         March 31, 2004
                                                                   --------------    |     ------------------         --------------
Cash Flows From Operating Activities:                                                |
                                                                                     |
Net loss                                                              $(12,092)      |          $ (1,602)                $ (4,207)
Adjustments to reconcile net loss to net cash used in                                |
  operating activities:                                                              |
    Stock compensation                                                   6,431       |                --                       --
    Amortization of debt discounts and premium                           1,773       |                --                       --
    Depreciation and amortization                                          994       |               531                    1,209
    Gain on sale of property, plant and equipment                           --       |                (3)                     (29)
    Contribution of services                                               322       |                --                       --
    Allowance for doubtful receivables                                     131       |
Net change in working capital items                                     (3,800)      |            (1,111)                    (382)
Net change in employee future benefit liabilities                           --       |                 8                       33
                                                                      --------       |          --------                 --------
Net Cash Used In Operating Activities                                   (6,241)      |            (2,177)                  (3,376)
                                                                      --------       |          --------                 --------
                                                                                     |
Cash Flows From Investing Activities:                                                |
                                                                                     |
  Cash paid for acquisition of assets of Thomas                        (18,119)      |                --                       --
  Cash paid for acquisition of Pneutech, Inc.                           (3,845)      |                --                       --
  Insurance claim received                                                  --       |                --                      587
  Proceeds on sale of property, plant and equipment                         --       |                20                       47
  Purchase of property, plant and equipment                               (195)      |              (292)                    (977)
                                                                      --------       |          --------                 --------
Net Cash Used In Investing Activities                                  (22,159)      |              (272)                    (343)
                                                                      --------       |          --------                 --------
                                                                                     |
Cash Flows From Financing Activities:                                                |
                                                                                     |
  Proceeds from debt issuance                                           15,970       |                --                       --
  Net repayments of advances from affiliated companies                      --       |              (588)                   4,339
  Increase in bank advances                                             12,911       |             2,277                     (779)
  Proceeds from sales of common stock                                    2,149       |                --                       --
  Deferred financing costs                                              (1,394)      |                --                       --
  Payments on capital lease obligations                                   (249)      |                --                       --
                                                                      --------       |          --------                 --------
Net Cash Provided By Financing Activities                               29,387       |             1,689                    3,560
                                                                      --------       |          --------                 --------
                                                                                     |
Net Increase (Decrease) In Cash                                            987       |              (760)                    (159)
                                                                                     |
Effect Of Exchange Rate Changes On Cash                                    124       |                23                       86
                                                                                     |
Cash, Beginning Of Period                                                   --       |               823                       80
                                                                      --------       |          --------                 --------
                                                                                     |
Cash, End Of Period                                                   $  1,111       |          $     86                 $      7
                                                                      ========       |          ========                 ========

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited - in thousands)

                                                                    (-continued)

                                                                     Successor       |
                                                                     Business        |               Predecessor Business
                                                                   --------------    |    -----------------------------------------
                                                                                     |          Three                     Nine
                                                                     Six Months      |          Months                    Months
                                                                       Ended         |          Ended                     Ended
                                                                   March 31, 2005    |    September 30, 2004         March 31, 2004
                                                                   --------------    |    ------------------         --------------
                                                                                     |
Supplemental Disclosure Of Cash Flow Information -                                   |
  Interest paid                                                       $    818       |         $     15                 $     --
                                                                      ========       |         ========                 ========
                                                                                     |
Supplemental Disclosures Of Non-Cash Investing And                                   |
Financing Activities:                                                                |
                                                                                     |
   Stock based compensation                                           $  6,431       |         $     --                 $     --
                                                                      ========       |         ========                 ========
   Debt discounts for warrants, options and beneficial                               |
     conversion features                                              $ 13,785       |         $     --                 $     --
                                                                      ========       |         ========                 ========
   Property and equipment acquired under capital leases               $  5,254       |         $     --                 $     --
                                                                      ========       |         ========                 ========
   Warrants issued for professional services                          $  1,295       |         $     --                 $     --
                                                                      ========       |         ========                 ========
   Common shares and warrants issued in Pneutech Inc                                 |
     acquisition                                                      $  3,730       |         $     --                 $     --
                                                                      ========       |         ========                 ========

=================================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

The following is a summary of the assets acquired at the date of acquisition, at fair value:

Assets acquired:

       Inventory                                               $       24,543
       Fixed assets                                                    12,639
                                                               --------------
       Assets acquired                                         $       37,182
                                                               ==============

      During the quarter ended March 31, 2005 the purchase price was finalized which resulted in an increase to inventory of $2,425 and an increase to fixed assets of $948. The adjustments related to the finalization of the inventory balances based on the final inventory count and the allocation of transaction costs. The fair values assigned to the assets acquired were determined by management based on a review of the related accounting records of Thomas Equipment Limited, physical inspection, counts and evaluations of the assets and review of an analysis completed by an independent third party valuation firm.

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

      The redemption of the preference shares, special shares, preferred shares, common stock warrants and the repayment of the Roynat Capital debenture were funded by the sale of the subordinated debenture to Roynat Merchant Capital Inc. (see Note 6) and a loan from Laurus Master Fund, Ltd. (see Note 7).

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

      The unaudited pro forma financial information is not necessarily indicative of what the results of operations actually would have been if the transactions had in fact occurred at the beginning of the periods presented. Moreover, they are not intended to be indicative of future results of operations or financial position.

(in thousands, except per share data)

                                                                          Nine           Nine
                                            Three          Three          Months         Months
                                            Months         Months         Ended          Ended
                                         Ended March    Ended March      March 31,      March 31,
                                           31, 2005       31, 2004         2005           2004
                                           --------       --------       --------       --------
Sales                                      $ 25,073       $ 23,952       $ 71,859       $ 71,472
                                           =====================================================

Net income (loss)                          $ (4,808)      $ (1,198)      $ (9,849)      $ (6,726)
                                           =====================================================

Earnings per share: basic and diluted      $  (1.80)      $  (0.45)      $  (0.46)      $  (2.52)
                                           =====================================================

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

      The accompanying unaudited consolidated financial statements, as of and for the three and six months ended March 31, 2005, are those of Thomas Equipment, Inc. the successor. The statements of operations and of cash flows include the accounts of Thomas Equipment Limited, our predecessor, for the three months ended September 30, 2004 and for the three and nine months ended March 31, 2004.

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

      We also sell equipment to dealers in the United States for retail activities. These sales are subject to State imposed buy back provisions under certain conditions (principally upon termination of the dealer's contract by us and bankruptcy of the dealer.) Revenue from these sales transactions is recognized at time of sale as they satisfy the right of return conditions under SFAS 48 "Revenue Recognition when Right of Return Exists" and Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements".

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

Long-lived assets

      Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed long lived assets during the quarter ended March 31, 2005 and determined that no impairment loss need be recognized.

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

Net loss per share

      We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (consisting of options to purchase 4,020,000 common shares, warrants to purchase 4,211,062 common shares and debt convertible into up to 18,600,000 common shares) are not considered in the computations. Because the Company has incurred net losses for all periods, basic loss per share and diluted loss per share are the same.

Stock - based compensation

      We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued, and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

New pronouncements

SFAS 123(R) 'Share-Based Payments'

      In December 2004, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123 (R)"), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply SFAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123. SFAS 123 (R) is effective for the first reporting period beginning after December 31, 2005. We do not believe that the adoption of SFAS 123 (R) will have a material impact on our consolidated financial statements.

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

Restatement

      These financial statements have been restated to record as equity the beneficial conversion feature related to certain of our convertible debt, in accordance with EITF 98-5 and EITF 00-27. As a result, we have recorded $2,374 as a discount from certain of our convertible debt issued in January and February 2005. $190 of this discount was amortized to "Net financial expense" in our accompanying consolidated statements of operations during the three and six months ended March 31, 2005. Accordingly, the effect on our accompanying consolidated balance sheet as of March 31, 2005 was a decrease in liabilities and corresponding increase in stockholders' equity of $2,184. The effect on our consolidated statements of operations for the three and six months ended March 31, 2005 was an increase in our net loss of $190. Basic and diluted loss per share for the three and six months ended March 31, 2005 increased by $0.01 and $0.01, respectively.

4.    Inventories, net

Raw materials and spare parts                                          $   8,402
Work in process                                                            2,503
Finished goods - new                                                      23,311
Finished goods - used                                                      1,973
Packaging and supplies                                                       286
                                                                       ---------
                                                                       $  36,475
                                                                       =========

5.    Property, plant and equipment

                                                       Accumulated     Net Book
                                              Cost     Depreciation     Value

Land                                         $ 1,364                   $ 1,364
Property and plant under capital leases        8,581      $   270        8,311
Production machinery and equipment             7,949          357        7,592
Office furniture and equipment                   639           16          623
Computer equipment                               679           62          617
Automotive equipment                             743           59          684
Construction in process                          504           --          504
                                             ---------------------------------
                                             $20,459      $   764      $19,695
                                             =================================

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

6.    Long term debt

Note payable to Thomas Equipment Limited, bearing interest at 4%, with annual principal repayments plus interest, maturing on October 31, 2006. Funds were
used to finance the acquisition of Thomas Equipment Limited assets.                                    $ 2,219
                                                                                                       -------

Debenture payable to Roynat Merchant Capital Inc., bearing interest at 15% (effective rate of approximately 125%), due December 30, 2005, repaid April 19, 2005.  Funds were used to refinance liabilities assumed in the Pneutech Inc. acquisition.  As security, the Company provided collateral of property and equipment. There are no material debt covenants. Roynat Merchant
Capital Inc. has accepted a second position to Laurus Master Fund.                                        5,343

Debt discount, net of amortization of $265, related to warrants to purchase 1,000,000 common shares at an exercise price of $3 per share.  The warrants are exercisable at any time and expire on August 28, 2006.  The warrants were valued using the Black-Scholes option pricing model based
on the market price of the common shares at the time the warrants were issued (Note 12).                (2,384)
                                                                                                       -------
                                                                                                         2,959
                                                                                                       -------
Various loans with interest rates ranging from Canadian prime rate plus 1.5% to 8.45% (Canadian prime was 5.75% at March 31, 2005), amortized from 2007 to 2009, repayable in monthly instalments
of principal of $28 plus interest, assumed on the acquisition of Pneutech Inc.                             524

Samsung Industries - various loans with interest rates ranging from 4.12% to 12.00% repayable
through 2012, assumed on the acquisition of Pneutech Inc.                                                2,997

Private loans with interest rates ranging from 3% to 8%, with regular principal
and interest payments providing for repayment by 2006, assumed on the acquisition of Pneutech Inc.       1,080
                                                                                                       -------

Total                                                                                                    9,779
Less: current portion                                                                                   (8,419)
                                                                                                       -------
                                                                                                       $ 1,360
                                                                                                       =======
Principal repayments are as follows, for the fiscal years ending June 30:

2005                                                                                                   $   852
2006                                                                                                     8,352
2007                                                                                                     1,930
2008                                                                                                       247
2009                                                                                                       223
thereafter                                                                                                 559

The debenture payable to Roynat Merchant Capital Inc. and the Samsung Industries loans were repaid on April 19, 2005 with part of the proceeds from the sale of preferred stock and warrants (see Note 17).

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

7.    Convertible long term debt

Term loan, with Laurus Master Funds Ltd. ("Laurus,"), bearing interest at US prime plus 3% (8.2%
at March 31, 2005) with monthly principal repayments of $207 per month plus interest. Funds were used to finance the acquisition of Thomas Equipment Limited assets.  As security, the Company has provided a general security agreement on Thomas Equipment, Inc. and a second position on all
assets of Pneutech, Inc.  See Note 17 for a discussion of the current status of this loan.             $ 6,000

Debt discount, net of amortization of $244, related to 4,020,000 options to purchase shares of common stock and 2,200,000 warrants to purchase common stock issued to Laurus.  The options and warrants have an exercise price of $0.01 per share and $2.25 per share, respectively, and are exercisable at any time.  The warrants expire on November 9, 2011. The proceeds allocated to the options and warrants of $4,060 and $2,178, respectively, were credited to additional paid in capital and the resulting discount from the related debts is being amortized over the term of those debts of three years.  The value assigned to the options and warrants was allocated between the convertible long term debt and convertible credit facility based on the value of the debt
The options and warrants were valued using the Black-Scholes option pricing model based on the
market price of the common shares at the time the options and warrants were issued (Note 12).           (1,495)

Premium: the principal may be prepaid at our option with a 5% premium, plus accrued interest.              103
                                                                                                       -------
                                                                                                         4,608
                                                                                                       -------
Term loan with Laurus, bearing interest at US prime plus 3% (8.2% at March 31, 2005) with monthly principal repayments of $66 per month plus interest. Funds were used to refinance liabilities assumed in the Pneutech Inc. acquisition. As security, the Company has provided a general security agreement on Thomas Equipment, Inc. and a second position on all assets of Pneutech, Inc. See Note
17 for a discussion of the current status of this loan.                                                  1,900

Debt discount, net of amortization of $49, related to warrants to purchase 150,000 common shares at an exercise price of $2.25 per share.  The warrants are exercisable at any time and expire on
February 28, 2012.  The proceeds allocated to the warrants of $488 were credited to additional paid-in capital and the resulting discount from the related debt is being amortized over the term of the debt of 32 months.  The warrants were valued using the Black-Scholes option pricing model
based on the market price of the common shares at the time the warrants were issued (Note 12).            (439)

Discount related to the beneficial conversion feature, net of amortization of $132.  After allocating a portion of the proceeds to the warrants, it was determined that all the remaining proceeds of the debt should be allocated to the embedded conversion feature.  As such, $1,412 was credited to additional paid-in capital.  The discount is being amortized over the term of the
debt of 32 months.                                                                                      (1,280)

Premium: the principal may be prepaid at our option with a 5% premium, plus accrued interest.               16
                                                                                                       -------
                                                                                                           197
                                                                                                       -------

Less current portion                                                                                    (2,448)
                                                                                                       -------
                                                                                                       $ 2,357
                                                                                                       -------

Principal repayments start in July 2005 and are as follows, for the fiscal years ending June 30:
2005                                                                                                   $     0
2006                                                                                                     3,270
2007                                                                                                     3,270
2008                                                                                                     1,360

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

The principal repayments and interest payments for the term loans can be made in cash or common stock at the option of the holder. Payments in cash are subject to a 3% premium (though no premium is charged if the payments are added to the convertible credit facility). Payments in common stock have a fixed conversion price of $1.50 per common share

The term loans can be converted to common stock at any time, at the option of the holder, at a conversion price of $1.50 per common share

8.    Convertible credit facility and other credit facilities

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

   Amount borrowed under the revolving credit facility.
   Funds were used to finance the acquisition of Thomas Equipment Limited assets and
   to fund operations since the acquisition.                                                  $ 18,504

          Debt discount related to 4,020,000 options to purchase shares of common stock and 2,200,000 warrants to purchase common stock, issued to Laurus.  The options and warrants have an exercise price of $0.01 per share and $2.25 per share, respectively, and are exercisable at any time.  The warrants expire on
          November 9, 2011. The proceeds allocated to the options and warrants of $4,060 and $2,178, respectively, were credited to additional paid in capital and the resulting discount from the related debts is being amortized over the term of those debts of three years.  The value assigned to the options and warrants was allocated between the convertible long term debt and convertible credit facility based on the value of the debt.  Warrants to purchase 400,000 common shares at an exercise price of $2.25 per share were issued in January 2005 in connection with an increase in the credit facility.  The warrants are exercisable at any time and expire on January 26, 2012.  The proceeds allocated to these warrants of $1,542 was credited to additional paid in
          capital.                                                                              (5,302)

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

          Amortization of the above discounts totalled $739 through March 31, 2005.

          The warrants were valued using the Black-Scholes option pricing model based on the market price of the common shares at the time the options and warrants were issued (Note 12).

          Discount, net of amortization of $58, related to the beneficial conversion feature of amounts received above the original $16,000 credit facility.  After allocating a portion of the proceeds received above the original $16,000 to the warrants, it was determined that the remaining proceeds of that portion of the debt should all be allocated to the embedded beneficial conversion feature.  As such, $962 was credited to additional paid-in capital and is
          being amortized over the remaining term of the debt of 33 months.                       (904)

          Premium: the principal may be prepaid at our option with a 5% premium, plus
          accrued interest.                                                                        167
                                                                                              --------
                                                                                              $ 12,465
                                                                                              ========

      Any principal repayments and interest payments on $8,000 of this outstanding balance of the credit facility can be made in cash or common stock. Payments in cash are subject to a 3% premium (though no premium is charged if the payments are added to the convertible credit facility). Payments in common stock have a fixed conversion price of $1.50 per common share.

      As security, the Company has provided a general security agreement on Thomas Equipment, Inc. and a second position on all assets of Pneutech, Inc. See
Note 17 for a discussion of the current status of this loan.

Other credit facilities

   Subsidiaries' lines of credit                                                              $  9,762
                                                                                              ========

      The subsidiary companies have authorized operating lines of credit at Canadian prime rate plus 0.3% and 1.5% (4.55% and 5.75% at March 31, 2005) totalling $10,686, of which, $924 is unused at March 31, 2005. As security, the subsidiary companies have pledged property, general security agreements, assignments of inventory and book debts, guarantees by related companies and shareholders, and an assignment of fire and theft insurance.

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

      Fiscal year ending June 30:

      2005                                                    $  123
      2006                                                       493
      2007                                                     5,077
                                                              ------
                                                               5,693
      Less: amounts representing interest                        591
                                                              ------
                                                              $5,102
                                                              ------

      The company used a discount rate of approximately 8% in the capital lease accounting which represents the Company's effective borrowing rate at the time the leases were entered into (Thomas Equipment Limited used a different discount rate which approximated their effective borrowing rate).

10.   Redeemable preferred shares

      The Company has 5,000,000 shares of preferred stock authorized, $0.0001 par value. At March 31, 2005, no shares were issued and outstanding. On April 19, 2005, as described in Note 17, we sold 25,000 preferred shares.

      In connection with the financing of the asset acquisition from Thomas Equipment Limited (Note 2), we issued to the parent of Thomas Equipment Limited, 1,000 shares of redeemable preferred stock of our subsidiary Thomas Equipment 2004 Inc.. The preferred shares carry a cumulative dividend of 8% per annum. We are required to purchase the preferred shares from the holder on April 26, 2006, if not earlier redeemed. A default rate of 12% is due if we fail to redeem by April 26, 2006. The face amount of the shares is $8,220 (translated at March 31,
2005) which we determined to also be their fair value at the time of issuance as the dividend rate approximated the market rate we would pay for similar financing. The shares are currently redeemable for $8,476 (their face amount of $8,220 plus $256 of accrued but unpaid dividends). The holder of these shares has the right to be an observer at our board meetings.

11.   Common stock

      At March 31, 2005, we have 200,000,000 authorized shares of common stock, par value $0.0001, 21,250,000 shares issued and outstanding.

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

      Also on February 28, 2005, in connection with the acquisition of Pneutech and the sale of a $5,343 principal amount debenture to Roynat Merchant Capital Inc., we issued to Roynat warrants to purchase 1,000,000 common shares at an exercise price of $3 per share. The warrants are exercisable at any time and expire on August 28, 2006. The proceeds allocated to the warrants of $2,649 were credited to additional paid-in capital and the resulting discount from the related debt is being amortized over the term of that debt of ten months. As described in Note 17, the debenture was repaid on April 19, 2005 and the unamortized discount at that date was expensed.

      On April 19, 2005, in connection with the sale of preferred stock, we issued additional common stock warrants, as described in Note 17.

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

13.   Segment information

      Our principal operations relate to the manufacturing, sale and distribution through a worldwide network of dealers, distributors and retailers of skid steer and mini skid steer loaders, attachments, parts, mobile screening plants and mini excavators for the industrial and construction industry and potato harvesting and handling equipment for the agriculture industry. Because of the integrated nature of our manufacturing operation and common administrative and marketing support functions, the business is treated by management as a single operating segment for the purpose of making operating decisions and assessing performance.

      Revenues by destination and product group were as follows:

                                   Successor Business           |                    Predecessor Business
                            ---------------------------------   |   ------------------------------------------------------
                             Three Months       Six Months      |    Three Months        Three Months         Nine Months
                                Ended              Ended        |        Ended               Ended              Ended
                              March 31,          March 31,      |    September 30,         March 31,           March 31,
                                 2005              2005         |        2004                 2004               2004
                            ---------------    --------------   |   ----------------    ----------------    --------------
Thomas Equipment            $        12,160    $       26,576   |   $         13,857    $         12,622    $       39,199
Pneutech                              4,876             4,876   |                 --                  --                --
                            ---------------------------------   |   ------------------------------------------------------
                            $        17,036    $       31,452   |   $         13,857    $         12,622    $       39,199
                            =================================   |   ======================================================
                                                                |
Canada                      $         5,981    $        7,890   |   $          2,883    $          1,268    $        7,038
USA                                   5,067            11,440   |              7,177               8,493            22,814
Europe                                5,043             9,330   |              2,517                 964             6,323
Rest of world                           945             2,792   |              1,280               1,897             3,024
                            ---------------------------------   |   ------------------------------------------------------
Total sales to                                                  |
external customers          $        17,036    $       31,452   |   $         13,857    $         12,622    $       39,199
                            =================================   |   ======================================================
                                                                |
Industrial and                                                  |
construction                $        16,913    $       30,836   |   $          2,147    $         12,551    $       34,960
Agriculture                             123               616   |              1,710                  71             4,239
                            ---------------------------------   |   ------------------------------------------------------
                                                                |
Total sales to                                                  |
external customers          $        17,036    $       31,452   |   $         13,857    $         12,622    $       39,199
                            =================================   |   ======================================================

      During the periods presented, no single customer accounted for more than 10% of our revenues.

      Property, plant and equipment by geographical area as of March 31, 2005 were as follows:

         Canada                                      $  14,847
         USA                                                66
         Korea                                           4,782
                                                     ---------
         Total                                       $  19,695
                                                     =========

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

15.   Financing expense

      Capital leases                                                     $  187
      Credit facility                                                       672
      Amortization of deferred financing costs                              121
      Amortization of debt discount / Beneficial Conversion feature       1,487
      Amortization of debt premium                                          286
      Note payable - related party                                           44
      Dividends on preferred shares                                         256
      Amortization of warrants for consulting services                      109
                                                                         ------
      Total                                                              $3,162
                                                                         ======

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

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

      As of October 3, 2005, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. If that required registration statement is not filed and effective by October 19, 2005, we will begin to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

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

      Amounts reported throughout this discussion derived from specific financial statements are translated at various period end rates, average period rates or specific transaction rates, as appropriate. Other amounts not related to results of operations or financial condition have been translated to U.S. dollars at the March 31, 2005 rate of $0.822 per Canadian dollar.

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

      Pneutech, established in 1973, and its subsidiaries are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech is a strategic supplier to Thomas Equipment, as well as 15,000 other active customers. During the year ended June 30, 2004, Pneutech supplied Thomas with approximately $4 million in hydrostatic transmission equipment (8% of Pneutech's sales and 8% of Thomas' cost of sales during that period). Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components.

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

                                                                              Average
      Name                                                  Shares         Price Paid
      -------------------------------------------------------------------------------
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

      Immediately prior to the reorganization:

      Thomas Equipment 2004, Inc. issued an aggregate of 12,945,000 shares of its common stock to 13 accredited investors for an aggregate consideration of $129. Of such shares, 8,746,706 shares were purchased for $87 by Frank Crivello, a principal stockholder, 100,000 shares were purchased by Frank Crivello's spouse for $1,500,000 shares were purchased for $5 by David Marks, our Chairman and a principal stockholder, and 2,875,294 shares were purchased for $28 by a corporation controlled by Clifford Rhee, our President and a principal stockholder.

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

      o Thomas Equipment 2004 sold to McCain 1,000 preference shares for a price of $8,370. The holder of the preference shares is entitled to receive dividends at the rate of 8% per annum, payable annually on a cumulative basis. The preference shares are redeemable at the option of Thomas Equipment 2004 or the holder, for CD$10,000 ($8,220 at March 31, 2005), plus accrued and unpaid dividends. We are required to purchase the shares from McCain on April 26, 2006, if not earlier redeemed.

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

      Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. 115% of the full principal amount of the secured convertible notes are due upon default under the terms of the secured convertible notes. We are not currently in compliance with our obligations to register the shares of common stock issuable to Laurus. Since July 21, 2005, we have been accruing penalties in the amount of 2% of the maximum amount due under the notes, per month. If we have not completed the registration of the shares issuable to Laurus by August 20, 2005, it would also constitute a default under the notes. Laurus has contractually agreed to restrict its ability to convert the secured convertible notes if such conversion would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 9.99% of our outstanding shares of common stock.

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

      The $1,900 principal amount of the secured convertible term note is repayable at the rate of $66 per month together with accrued but unpaid interest, commencing on July 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium; or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of our common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, we may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the secured convertible term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The secured convertible term note may be redeemed by us in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the term note may require us to convert all or a portion of the secured convertible term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

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

      As of October 3, 2005, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. If that required registration statement is not filed and effective by October 19, 2005, we will begin to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

                      REMAINDER OF PAGE INTENTIONALLY BLANK

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

The discussion that follows of Results of Operations is in the following sections:

      o Results of operations for the three months ended March 31, 2005 (successor);
      o Results of operations for the three months ended March 31, 2004 (predecessor);
      o     Results of operations for the six months ended March 31, 2005
            (successor);
      o Results of operations for the three months ended September 30, 2004 (predecessor);
      o Results of operations for the nine months ended March 31, 2004 (predecessor);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

      The information contained in this section is that of the successor Thomas Equipment, Inc. for the three months ended March 31, 2005 (unaudited), which includes the one month, since acquisition, of Pneutech, Inc.

------------------------------------------------------------------

Revenues                                       $17,036     100.0%
  Cost of Sales                                 14,770      86.7%
Gross Profit                                     2,266      13.3%
  Selling Expenses                               1,759      10.3%
  G&A Expenses                                   1,931      11.3%
  Provision for Doubtful Accounts                   57       0.3%
  Stock Based Compensation                          --         --
  Other (Income) expense                           226       1.3%
Operating Loss                                  (1,707)    (10.0%)
Net Financial (Income) Expense                   2,227      13.1%
  Provision for Income Taxes                        --         --
Net Loss                                        (3,934)    (23.1%)

------------------------------------------------------------------

Revenues

      For the three months ended March 31, 2005, revenues were $17,036 and include $4,876 for the one month of Pneutech since its acquisition. Excluding Pneutech, overall sales volumes in the quarter ended March 31, 2005 remained relatively unchanged from the quarter ended December 31, 2004.

Cost of Sales and Gross Profit

      For the three months ended March 31, 2005 cost of sales were $14,770 and include $3,808 for the one month of Pneutech since its acquisition. As a percentage of sales, costs of sales were 86.7% for the three months ended March 31, 2005 which is a slight increase from 84.2% during the quarter ended December 31, 2004. This slight increase is mainly due to an increase in the price of steel.

      As a result of the above, gross profit margin was $2,266 or 13.3%.

Selling Expenses

      For the three months ended March 31, 2005, selling expenses were $1,759 and include $339 for the one month of Pneutech since its acquisition. As a percentage of sales, selling costs were 10.3% which is an increase from 9.4% during the quarter ended December 31, 2004. This increase primarily resulted from additional expenditures in focusing on increasing our market share.

General and Administrative Expenses

      For the three months ended March 31, 2005, General and Administrative expenses were $1,931 and include $573 for the one month of Pneutech since its acquisition. As a percentage of sales, general and administrative costs were 11.3% which is an increase from 8.5% during the quarter ended December 31, 2004. This increase is primarily the result of professional fees related to becoming public.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $57 for the quarter ended March 31, 2005. Because of our limited history, we use the historical experience of our predecessor in providing for credit losses.

Other (Income) Expense, Net

      Other (income) expense, consisting of foreign currency losses and other miscellaneous expenses, amounted to an expense of $226 in the quarter ended March 31, 2005.

Net Financial (Income) Expense

      Net financial (income) expense, consisting of interest income (expense), amortization of debt discounts and debt premiums and dividends on preferred stock, amounted to an expense of $2,227 in the quarter ended March 31, 2005. In the current fiscal year we entered into various debt agreements which resulted in financing charges consisting of amortization of deferred financing costs, warrant, stock option, beneficial conversion feature and premium amortization of approximately $1,440 (an effective interest rate of 8%); dividends on preferred shares of approximately $163 (an effective interest rate of 8%) and interest charges on issued debt of $620.

Provision for Income Taxes

      During the quarter ended March 31, 2005, we experienced a loss for tax purposes. Our predecessor had historically experienced operating losses and management is uncertain as to whether we will be able to utilize these tax losses before they expire. As a result, we have provided a reserve for the income tax benefits associated with our net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

      As a result of the above, we reported a net loss of $3,934 for the quarter ended March 31, 2005.

Comprehensive Loss

      For the quarter ended March 31, 2005, we recorded a gain for currency translation adjustments of $176. This gain is the result of differences in our functional currency, the Canadian dollar, and our reporting currency, the U.S. dollar.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

      The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended March 31, 2004 (unaudited).

------------------------------------------------------------------

Revenues                                      $12,622      100.0%
  Cost of Sales                                10,902       86.4%
Gross Profit                                    1,720       13.6%
  Selling Expenses                              1,561       12.4%
  G&A Expenses                                  1,588       12.6%
  Provision for Doubtful Accounts                 265        2.1%
  Stock Based Compensation                         --          --
  Other (Income) expense                         (103)      (0.8%)
Operating Loss                                 (1,591)     (12.6%)
Net Financial (Income) Expense                    (14)         --
  Provision for Income Taxes                       17          --
Net Loss                                       (1,594)     (12.6%)

------------------------------------------------------------------

Revenues

      For the three months ended March 31, 2004, Thomas Equipment Limited had revenues of $12,622. Selling prices were increased during the quarter to compensate for escalating raw material increases (approximately 3%). The impact of this increase was approximately $400.

Cost of Sales and Gross Profit

      For the three months ended March 31, 2004, Thomas Equipment Limited's cost of sales was $10,902. As a percentage of sales, costs of sales were 86.4% for the three months ended March 31, 2004. This percentage is similar to that of Thomas Equipment Limited's fiscal years ended June 30, 2004 and 2003.

      As a result of the above, gross profit margin was $1,720 or 13.6%.

Selling Expenses

      For the three months ended March 31, 2004, Thomas Equipment Limited's selling expenses were $1,561. As a percentage of sales, selling costs were 12.4% which is a 5% increase from fiscal year 2003. This increase primarily resulted from additional expenditures in 2004 as Thomas Equipment Limited exited from auction sales and focused on increasing dealer sales.

General and Administrative Expenses

      For the three months ended March 31, 2004 Thomas Equipment Limited's general and administrative expenses were $1,588. As a percentage of sales, general and administrative costs were 12.6%.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense for Thomas Equipment Limited was $265 for the three months ended March 31, 2004. During this period, Thomas Equipment Limited was increasing its provision to compensate for certain accounts that were becoming overdue, as determined by the predecessor's management review during the quarter ended March 31, 2004.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains and losses, amounted to an income of $103 during the three months ended March 31, 2004. During this period, Thomas Equipment Limited, had net revaluation gains on its foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales due to the weakening of the U.S. dollar against the Canadian dollar over the period.

Net Financial (Income) Expense

      During the three months ended March 31, 2004, Thomas Equipment Limited had net financial expense of $14. Most of Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

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

Net Loss

      As a result of the above, Thomas Equipment Limited reported a net loss of $1,594 for the three months ended March 31, 2004.

Comprehensive Loss

      Currency translation adjustments amounted to a gain of $269 for the three months ended March 31, 2004 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005.

      The information contained in this section is that of the successor Thomas Equipment, Inc. for the six months ended March 31, 2005 (unaudited), which includes the one month, since acquisition, of Pneutech, Inc.

----------------------------------------------------------------

Revenues                                       $31,452   100.0%
  Cost of Sales                                 26,912    85.6%
Gross Profit                                     4,540    14.4%
  Selling Expenses                               3,120     9.9%
  G&A Expenses                                   3,346    10.6%
  Provision for Doubtful Accounts                  131     0.4%
  Stock Based Compensation                       6,431    20.4%
  Other (Income) Expense                           442   (1.4%)
Operating Loss                                  (8,930)  (28.4%)
 Net Financial (Income) Expense                  3,162    10.1%
  Provision for Income Taxes                        --       --
Net Loss                                       (12,092)  (38.4%)

----------------------------------------------------------------

Revenues

      For the six months ended March 31, 2005, revenues were $31,452 and include $4,876 for the one month of Pneutech since its acquisition. Excluding Pneutech overall sales, volumes in the quarters ended March 31, 2005 and December 31, 2004 remained relatively unchanged.

Cost of Sales and Gross Profit

      For the six months ended March 31, 2005 cost of sales were $26,912 and include $3,808 for the one month of Pneutech since its acquisition. As a percentage of sales, costs of sales were 85.6%.

      As a result of the above, gross profit margin was $4,540 or 14.4%.

Selling Expenses

      For the six months ended March 31, 2005, selling expenses were $3,120 and include $339 for the one month of Pneutech since its acquisition. As a percentage of sales, selling costs were 9.9%. This percentage is slightly below what we experienced during the three months ended March 31, 2005 (10.3%).

General and Administrative Expenses

      For the six months ended March 31, 2005, General and Administrative expenses were $3,346 and include $573 for the one month of Pneutech since its acquisition. As a percentage of sales, general and administrative costs were 10.6% which is an increase from 8.3% during our first quarter of operations ended December 31, 2004. This increase is primarily the result of professional fees incurred during the quarter ended March 31, 2005 related to becoming public.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $131 for the six months ended March 31, 2005. Because of our limited history, we use the historical experience of our predecessor in providing for credit losses.

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

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains and losses and other miscellaneous items, amounted to an expense of $442 in the six months ended March 31, 2005.

Net Financial (Income) Expense

      Net financial (income) expense, consisting of interest income (expense), amortization of debt discounts and debt premiums and dividends on preferred stock, amounted to an expense of $3,162 for the six months ended March 31, 2005. Since inception, we entered into various debt agreements which resulted in financing charges consisting of amortization of deferred financing costs, warrants, stock option, beneficial conversion feature and premiums of approximately $2,000 (an effective interest rate of 8%); dividends on preferred shares of approximately $256 (an effective interest rate of 8%) and interest charges on issued debt of approximately $900 (an effective interest rate of 8%).

Provision for Income Taxes

      During the six months ended March 31, 2005, we experienced a loss for tax purposes. Our predecessor had historically experienced operating losses and management is uncertain as to whether we will be able to utilize these tax losses before they expire. As a result, we have provided a reserve for the income tax benefits associated with our net operating losses, until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

      As a result of the above, we reported a net loss of $12,092 for the six months ended March 31, 2005.

Comprehensive Loss

      Currency translation adjustments amounted to a loss of $50 for the six months ended March 31, 2005 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

      The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended September 30, 2004 (unaudited).

---------------------------------------------------------------

Revenues                                     $13,857    100.0%
  Cost of Sales                               11,770     84.9%
Gross Profit                                   2,087     15.1%
  Selling Expenses                             1,797     13.0%
  G&A Expenses                                 2,221     16.0%
  Provision for Doubtful Accounts                 41      0.3%
  Other (Income) Expense                        (884)    (6.4%)
Operating Loss                                (1,088)    (7.6%)
 Net Financial (Income) Expense                  499      3.6%
  Provision for Income Taxes                      15      0.1%
Net Loss                                      (1,602)   (11.6%)

---------------------------------------------------------------

Revenues

      For the three months ended September 30, 2004, Thomas Equipment Limited's revenues were $13,857, which on an annualized basis is similar to fiscal year 2004.

Cost of Sales and Gross Profit

      For the three months ended September 30, 2004, Thomas Equipment Limited's cost of sales was $11,770. As a percentage of sales, costs of sales were 84.9% for the three months ended September 30, 2004. This percentage is similar to that of Thomas Equipment Limited's fiscal years ended June 30, 2004.

      As a result of the above, gross profit margin was $2,087 or 15.1% which was similar to that of fiscal year ended June 30, 2004.

Selling Expenses

      For the three months ended September 30, 2004, Thomas Equipment Limited's selling expenses were $1,797. As a percentage of revenues, selling costs were 13.0% which is an increase from fiscal year ended June 30, 2004 and was due to additional expenditures in 2004 resulting from Thomas Equipment Limited's decision to exit the auction sales business and focus on increasing dealer sales.

General and Administrative Expenses

      For the three months ended September 30, 2004, Thomas Equipment Limited's general and administrative expenses were $2,221 or 16.0% of revenues. As a percentage this is a significant increase from their fiscal year ended June 30, 2004 and is primarily related to higher product liability insurance premiums and deductible costs, higher legal fees resulting from marketing the company for sale, completion of an environmental audit and more aggressive attempts to collect delinquent accounts, and higher employee benefit costs due to the reduction in the discount rate used to determine the annual benefit cost.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense for Thomas Equipment Limited was $41 for the three months ended September 30, 2004, as determined by the predecessor's management review during this period.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains and losses, severance accruals and other miscellaneous items, amounted to an income of $884 during the three months ended September 30, 2004. During this period, Thomas Equipment Limited, had net revaluation gains on its foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales due to the weakening of the U.S. dollar against the Canadian dollar over the period. The foreign exchange gains in 2004 were partly offset by special termination benefit costs of $791 recorded by Thomas Equipment Limited in the three months ended September 30, 2004 in connection with the group of employees whose positions were terminated in July 2004.

Net Financial (Income) Expense

      During the three months ended September 30, 2004, Thomas Equipment Limited had net financial expense of $499. Most of Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares until the end of fiscal year 2004 resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables. However, the preferred shares were converted to advances from affiliate in late fiscal 2004 and therefore the debt was outstanding during the entire three months ended September 30, 2004 resulting in interest charges greater than in the past.

Provision for Income Taxes

      Thomas Equipment Limited experienced operating and tax losses. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily relate to its cumulative net operating losses

Net Loss

      As a result of the above, Thomas Equipment Limited reported a net loss of $1,602 for the three months ended September 30, 2004.

Comprehensive Loss

      Currency translation adjustments amounted to a loss of $726 for the three months ended September 30, 2004 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2004

      The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the nine months ended March 31, 2004 (unaudited).

--------------------------------------------------------------

Revenues                                    $39,199    100.0%
  Cost of Sales                              33,978     86.7%
Gross Profit                                  5,221     13.3%
  Selling Expenses                            4,632     11.8%
  G&A Expenses                                4,263     10.9%
  Provision for Doubtful Accounts             1,228      3.1%
  Stock Based Compensation                       --        --
  Other (Income) Expense                       (763)    (1.9%)
Operating Loss                               (4,139)   (10.6%)
 Net Financial (Income) Expense                  19        --
  Provision for Income Taxes                     49        --
Net Loss                                     (4,207)   (10.7%)

--------------------------------------------------------------

Revenues

      For the nine months ended March 31, 2004, Thomas Equipment Limited had revenues of $39,199. Selling prices were increased during the quarter to compensate for escalating raw material increases (approximately 3%).

Cost of Sales and Gross Profit

      For the nine months ended March 31, 2004, Thomas Equipment Limited's cost of sales was $33,978. As a percentage of sales, costs of sales were 86.7% for the three months ended March 31, 2004. This percentage is similar to that of Thomas Equipment Limited's fiscal years ended June 30, 2004 and 2003.

      As a result of the above, gross profit margin was $5,221 or 13.3%.

Selling Expenses

      For the nine months ended March 31, 2004, Thomas Equipment Limited's selling expenses were $4,632. As a percentage of sales, selling costs were 11.8% which is similar to fiscal year 2003.

General and Administrative Expenses

      For the nine months ended March 31, 2004, Thomas Equipment Limited's general and administrative expenses were $4,263. As a percentage of sales, general and administrative costs were 10.9%. This is a significant increase from fiscal year 2003 and is primarily related to higher product liability insurance premiums and deductible costs, higher legal fees resulting from marketing the company for sale, completion of an environmental audit and more aggressive attempts to collect delinquent accounts, and higher employee benefit costs due to the reduction in the discount rate used to determine the annual benefit cost.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense for Thomas Equipment Limited was $1,228 for the nine months ended March 31, 2004. During this period, Thomas Equipment Limited was increasing its provision to compensate for certain accounts that were becoming overdue, as determined by the predecessor's management review during the quarter ended March 31, 2004.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains and losses, amounted to an income of $763 in during the nine months ended March 31, 2004. During this period, Thomas Equipment Limited, had net revaluation gains on its foreign currency forward exchange contracts entered into to manage some of the company's foreign exchange risk on its U.S. dollar sales due to the weakening of the U.S. dollar against the Canadian dollar over the period.

Net Financial (Income) Expense

      During the nine months ended March 31, 2004 Thomas Equipment Limited had net financial income of $19. Most of Thomas Equipment Limited's financial support from the McCain group was in the form of preferred shares resulting in interest charges from affiliates within the McCain group offset by other net interest income which primarily came from receivables.

Provision for Income Taxes

      Thomas Equipment Limited experienced operating and tax losses. Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited's management was uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited's net future tax assets which primarily relate to its cumulative net operating losses

Net Loss

      As a result of the above, Thomas Equipment Limited reported a net loss of $4,207 for the nine months ended March 31, 2004.

Comprehensive Loss

      Currency translation adjustments amounted to a loss of $633 for the nine months ended March 31, 2004 related to the translation of accounts to U.S. dollars for reporting purposes.

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

Recent Accounting Pronouncements
--------------------------------------------------------------------------------

      The following recent accounting pronouncements primarily relate to Thomas Equipment from October 1, 2004 forward (the date of inception and the acquisition of Thomas Equipment Limited's business). However, certain pronouncements were adopted in Thomas Equipment Limited's (our predecessor's) financial statements and the effects of adoption on their financial statements have also been included below.

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

SFAS 123(R) 'Share-Based Payments'

      In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The Company does not believe that the adoption of FAS 123 (R) will have a material impact on the financial statements as there are only 30,000 options, issued to directors, to purchase 30,000 shares of common stock outstanding at March 31, 2005.

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

SIX MONTHS ENDED MARCH 31, 2005 FOR THOMAS EQUIPMENT, INC.

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

      During the six months from inception on October 1, 2004 through March 31, 2005, we had a net loss of $12,092 which included non-cash items totaling $9,651, consisting primarily of stock based compensation, depreciation, and amortization of debt discount related to the issuance of warrants. We acquired only inventory and property, plant and equipment along with Thomas Equipment Limited's business and did not acquire receivables. Accordingly, we initially relied on our borrowings to fund the payment of our operating expenses until the credit terms offered to customers on sales since our inception started to come due. We initially continued the credit terms that had historically been extended by our predecessor. For example, approximately $3 million of sales in our first quarter ended December 31, 2004 had terms of seven to twelve months; at June 30, 77% of these receivables were collected. As a result, we collected only $16,177 from sales during the six months ended March 31, 2005 while our receivables increased to $25,269 which include receivables assumed in the Pneutech acquisition of approximately $12,000. At July 31, 2005, as a result of improvements in our credit terms and collections, our receivables had been reduced to approximately $22,800, Offsetting a portion of the low level of cash received during the six months ended March 31, 2005 was an increase in trade payables and other accrued liabilities of $14,779. As a result, net cash used in operating activities during the six months ended March 31 was $6,241.

      Changes in demand for our products and currency exchange rates will affect the amount of cash we realize on sales and the costs of our operations thereby affecting our cash provided by or (used in) operating activities. Similarly, as substantially all of our debt has variable interest rates, a change in interest rates will affect our cash flows from operations.

      Net cash used in investing activities was $22,159 of which $195 was used for the purchase of new machinery and equipment, while $18,119 was used in the acquisition of assets from Thomas Equipment Limited and $3,845 was used in the acquisition of Pneutech.

      Net cash provided by financing activities was $29,387 consisting primarily of $2,149 in proceeds from the sale of our common stock principally to founders and $28,881 in net borrowings under our debt and credit facilities, which was used primarily to fund the acquisition of assets from Thomas Equipment Limited and the acquisition of Pneutech. At March 31, 2005, the significant portion of our debt and redeemable preferred stock have terms of 18 to 36 months with interest rates ranging from 4% to 8.2%. Except for the redeemable preferred stock ($8,220), which is due on April 26, 2006, $26,404 of debt at March 31, 2005 is convertible into shares of our common stock at $1.50 per share. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding.

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

      At July 31, 2005 we had approximately $3,000 cash on hand and an availability of approximately $4,100 under our credit facilities at Thomas Equipment and an availability of approximately $800 under our credit facilities at Pneutech. Coupled with combined (i.e. Pneutech and Thomas Equipment) receivables of approximately $22,800 at July 31, 2005, we believe we have sufficient resources to fund our operations for at least the next twelve months. As such we do not believe, in the short-term, we will have the same difficulties and concerns about our ability to continue as a going concern as our predecessor.

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

      As of October 3, 2005, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. If that required registration statement is not filed and effective by October 19, 2005, we will begin to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

      On June 15, 2005, Pneutech entered into a credit facilities agreement with the Royal Bank of Canada. Pneutech's subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement. Under the terms of the credit agreement, Pneutech will be provided with a CD$15,000 revolving credit facility and Pneutech and its subsidiaries will also be provided an additional CD$750 revolving lease line of credit. The effectiveness of the Credit Agreement with Royal Bank of Canada is dependent upon satisfactory completion of a security agreement and other documents ancillary to the credit agreement. The proceeds of the loan will be used to repay Pneutech's obligations to HSBC Bank Canada and obligations of the subsidiaries to the Royal Bank of Canada.

      Pneutech is permitted to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. The loans will generally accrue interest at the bank's prime rate, plus 0.25%, which is payable monthly in arrears. The obligations under the credit agreement will be secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, Thomas Equipment will provide a guarantee of all obligations under the credit agreement. The obligations under the credit agreement are payable in full on March 30, 2006.

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

      We currently have no off balance sheet arrangements.

Qualitative and Quantitative Disclosures about Market Risk
--------------------------------------------------------------------------------

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

      Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at March 31, 2005, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

      We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at March 31, 2005, a hypothetical 1.00% (100 basis-point) increase in interest rates would result in additional expenses of approximately $95 for the quarter or an annual increase in expenses of approximately $380.

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

ITEM 3. Controls And Procedures.

Disclosure Controls and Procedures

      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in timely alerting them to material information required to be included in our Exchange Act filings.

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

      The principal amount of the secured convertible term note is repayable at the rate of $65,517 per month together with accrued but unpaid interest, commencing on July 1, 2005. Such amounts may be paid, at the holder's option (i) in cash with a 3% premium (though no premuim is charged if the payments are added to the convertible credit facility); or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.50. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, the Company may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion. The term note may be redeemed by the Company in cash by paying the holder 105% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.50.

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

                                    THOMAS EQUIPMENT, INC.


Dated: October 7, 2005              By: /s/ Clifford M. Rhee
                                        ---------------------------------------
                                        Clifford M. Rhee,
                                        President (Principal Executive Officer)


Dated: October 7, 2005              By: /s/ Luigi Lo Basso
                                        ---------------------------------------
                                        Luigi Lo Basso,
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer