Form 10-Q
period 2005-09-30
Thomas Equipment, Inc.
filed 2005-11-15
CIK 1122380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended SEPTEMBER 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from _______________ to _______________

                        Commission File Number: 333-44586

                             Thomas Equipment, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                       58-356680
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 1818 North Farwell Avenue, Milwaukee, WI 53202
               (Address of principal executive offices) (Zip Code)

                                 (312) 224-8812
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2) Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 11, 2005, 21,250,000 shares of common stock, $.0001 par value per share, were outstanding.

                                      INDEX

Item                                                                        Page
------                                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet as of September 30,
          2005 and June 30, 2005                                              4

          Consolidated Statement of Operations for the Three Months
          Ended September 30, 2005 (Successor) and the Three Months
          Ended September 30, 2004 (Predecessor)                              5

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the Three Months Ended September 30, 2005 (Successor)           6

          Consolidated Statement of Cash Flows for the Three Months
          Ended September 30, 2005 (Successor) and the Three Months
          Ended September 30, 2004 (Predecessor)                              7

          Notes to Condensed Consolidated Financial Statements                8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         31

Item 4.   Controls and Procedures                                            32

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  33

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        33

Item 3.   Defaults Upon Senior Securities                                    33

Item 4.   Submission of Matters to a Vote of Security Holders                33

Item 5.   Other Information                                                  33

Item 6.   Exhibits                                                           33

POTENTIAL MODIFICATIONS TO DISCLOSURE AND ACCOUNTING - we are currently responding to comments provided by the Staff of the Securities and Exchange Commission in connection with our registration statement on Form S-1. These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt and preferred stock agreements that have warrants, options, and related registration rights. We have responded to such comments and, in this filing, we have treated the warrants and options that have registration rights associated with them as derivative liabilities (although the terms of certain of these have been subsequently modified). In addition, we have adjusted the June 30, 2005 balance sheet to reflect this accounting. However, as of November 14, 2005, we have not yet amended our Annual Report on Form 10K, filed on September 28, 2005, to reflect these adjustments.

Continuing to be at question is whether our convertible debt and preferred stock are "conventional convertible" instruments. We have responded to the Staff's comments, explaining why, at the time they were issued, we believed that these instruments were "conventional". However, this topic has recently been addressed and clarified by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue 05-2 (EITF 05-2). We issued these instruments prior to EITF 05-2 and interpreted the term "conventional" differently as it relates to certain special anti-dilution provisions. We understand that the SEC Staff has recently issued a number of comment letters to other registrants related to this topic and our interpretation may not be appropriate. As a result, we may be required to bifurcate the conversion features of some or all of these convertible instruments and record them as derivative liabilities and then mark the liabilities to their fair value at each reporting date. We have preliminary estimates that the derivative instrument liability that we may have to record if the conversion features are bifurcated is approximately $73 million and $97 million at September 30, 2005 and June 30, 2005, respectively.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             THOMAS EQUIPMENT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Unaudited - in thousands, except share data)

                                                                                 September 30,    June 30,
                                                                                      2005          2005
                                                                                 -------------    --------
                                                                                               (as restated)
ASSETS

Current assets:

  Cash                                                                           $       3,499    $  3,800
  Accounts receivable, net of allowance for doubtful accounts of $342 and $235          22,862      24,425
  Inventories                                                                           35,647      35,574
  Prepaid expenses and other assets                                                      3,204       4,096
                                                                                 -------------    --------
      Total current assets                                                              65,212      67,895

Property, plant and equipment, net                                                      22,977      21,504
Deferred finance costs and other assets                                                  1,637       1,677
Goodwill                                                                                 5,466       5,175
                                                                                 -------------    --------
      Total assets                                                               $      95,292    $ 96,251
                                                                                 =============    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Revolving credit facilities                                                    $      11,043    $ 10,813
  Convertible credit facility                                                           11,387       9,961
  Trade payables                                                                        16,425      14,489
  Warranty liability                                                                     1,350       1,280
  Other payables and accrued liabilities                                                 4,336       5,211
  Current portion of long term obligations                                               1,675       1,851
  Current portion of convertible long term debt                                          3,276       3,276
  Redeemable preferred stock of subsidiary                                               8,601       8,142
  Derivative financial instruments                                                       2,440          --
                                                                                 -------------    --------
      Total current liabilities                                                         60,533      55,023

Long term obligations                                                                    6,937       6,716
Convertible long term debt                                                                 623       1,304
Deferred taxes                                                                             385         366
Derivative financial instruments                                                        33,601      40,581
                                                                                 -------------    --------
                                                                                       102,079     103,990
                                                                                 -------------    --------

Redeemable convertible preferred stock, series A                                        20,093      17,598

Stockholders' Equity (Deficit)

  Common stock                                                                               2           2
  Additional paid in capital                                                            10,008      12,845
  Accumulated deficit                                                                  (34,319)    (37,748)
  Accumulated other comprehensive income (loss)                                         (2,571)       (436)
                                                                                 -------------    --------
      Total stockholders' equity (deficit)                                             (26,880)    (25,337)
                                                                                 -------------    --------

Total liabilities and stockholders' equity (deficit)                             $      95,292    $ 96,251
                                                                                 =============    ========

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (Unaudited - in thousands, except share data)

                                                                    Successor    |  Predecessor
                                                                     Business    |    Business
                                                                   ------------  |  ------------
                                                                      Three      |  Three Months
                                                                   Months Ended  |     Ended
                                                                   September 30, |  September 30,
                                                                       2005      |      2004
                                                                   ------------  |  ------------
Sales                                                              $     26,115  |  $     13,857
Cost of sales                                                            21,537  |        11,770
                                                                   ------------  |  ------------
Gross profit                                                              4,578  |         2,087
                                                                   ------------  |  ------------
                                                                                 |
Operating expenses:                                                              |
  Selling                                                                 2,279  |         1,797
  General and administrative                                              3,551  |         2,221
  Provision for doubtful receivables                                         84  |            41
  Other (income)                                                         (2,840) |          (884)
                                                                   ------------  |  ------------
                                                                          3,074  |         3,175
                                                                   ------------  |  ------------
                                                                                 |
Operating income (loss)                                                   1,504  |        (1,088)
                                                                                 |
  Net financial expense                                                   2,615  |           499
  Derivative instrument (income), net                                    (4,540) |            --
                                                                   ------------  |  ------------
                                                                                 |
Net income (loss) before income taxes                                     3,429  |        (1,587)
                                                                                 |
Provision for income taxes                                                   --  |            15
                                                                   ------------  |  ------------
                                                                                 |
Net income (loss)                                                  $      3,429  |  $     (1,602)
Dividends and accretion on series A preferred stock                      (2,837) |            --
                                                                   ------------  |  ------------
Net income (loss) attributable to common shareholders              $        592  |  $     (1,602)
                                                                   ============  |  ============
                                                                                 |
Weighted average shares outstanding, basic                           21,250,000  |     8,643,000
                                                                   ------------  |  ------------
Weighted average shares outstanding, diluted                         51,700,000  |     8,643,000
                                                                   ------------  |  ------------
                                                                                 |
Basic income (loss) per share                                      $       0.03  |  $      (0.19)
                                                                   ============  |  ============
Diluted income (loss) per share                                    $       0.00    $       (0.19)
                                                                   ============  |  ============
                                                                                 |
Reconciliation of Comprehensive Income (Loss):                                   |
Net income (loss)                                                  $      3,429  |  $     (1,602)
Other comprehensive income (loss) - foreign currency translation         (2,135) |          (726)
                                                                   ------------  |  ------------
Total comprehensive income (loss)                                  $      1,294  |  $     (2,328)
                                                                   ============  |  ============

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

                               Successor Business

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               (Unaudited - in thousands, except number of shares)

                                               Common Stock      Additional                       Other
                                          --------------------    Paid-In      Accumulated    Comprehensive
                                            Shares     Amount     Capital        Deficit          Loss          Total
                                          ----------   -------   ----------    -----------    -------------    --------
Balances, July 1, 2005, as restated       21,250,000   $     2   $   12,845    $   (37,748)   $        (436)   $(25,337)

Accretion of discount from warrants on
  series A preferred stock and premium
  payable on redemption                           --        --       (2,525)            --               --      (2,525)

Dividends on series A preferred stock             --        --         (312)            --               --        (312)

Currency translation adjustment                   --        --           --             --           (2,135)     (2,135)

Net income for the period                         --        --           --          3,429               --       3,429
                                          ----------   -------   ----------    -----------    -------------    --------
Balances, September 30, 2005              21,250,000   $     2   $   10,008    $   (34,319)   $      (2,571)   $(26,880)
                                          ==========   =======   ==========    ===========    =============    ========

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                Successor    |  Predecessor
                                                                                 Business    |    Business
                                                                               ------------  |  ------------
                                                                               Three Months  |  Three Months
                                                                                  Ended      |     Ended
`                                                                              September 30, |  September 30,
                                                                                   2005      |      2004
                                                                               ------------  |  ------------
Cash Flows From Operating Activities:
  Net income (loss)                                                            $      3,429  |  $     (1,602)
  Adjustments to reconcile net income (loss) to net cash used in operating
  activities:                 |
    Amortization of debt discounts, premiums and deferred financing fees                637  |            --
    Unrealized gains on derivative instruments                                       (4,540) |            --
    Amortization of professional fee warrants                                           334  |            --
    Depreciation and amortization                                                       586  |           528
    Unrealized foreign exchange gain on U.S. $ denominated debt                      (2,906) |            --
    Allowance for doubtful accounts                                                      84  |            --
  Net change in working capital items                                                 4,120  |        (1,103)
                                                                               ------------  |  ------------
Net Cash Provided By (Used In) Operating Activities                                   1,744  |        (2,177)
                                                                               ------------  |  ------------
                                                                                             |
Cash Flows From Investing Activities:                                                        |
  Purchase of property, plant and equipment                                          (1,377) |          (272)
                                                                               ------------  |  ------------
Net Cash Used In Investing Activities                                                (1,377) |          (272)
                                                                               ------------  |  ------------
                                                                                             |
Cash Flows From Financing Activities:                                                        |
  Deferred financing fees                                                               (73) |            --
  Net repayments of advances from affiliated companies                                   --  |          (588)
  Increases (decreases) in credit facilities                                           (303) |            --
  Increases (decreases) in convertible credit facilities                              1,020  |            --
  Increase in bank advances                                                              --  |         2,277
  Payments on long term obligations and convertible long term debt                   (1,210) |            --
  Payments on capital lease obligations                                                (125) |            --
                                                                               ------------  |  ------------
Net Cash Provided By (Used In) Financing Activities                                    (691) |         1,689
                                                                               ------------  |  ------------
                                                                                             |
Net Increase (Decrease) in Cash                                                        (324) |          (760)
Effect of Exchange Rate Changes on Cash                                                  23  |            23
Cash, Beginning of Period                                                             3,800  |           823
                                                                               ------------  |  ------------
Cash, End of Period                                                            $      3,499  |  $         86
                                                                               ============  |  ============
                                                                                             |
Supplemental Disclosure of Cash Flow Information                                             |
  Interest paid                                                                $        842  |  $         15
                                                                               ============  |  ============
                                                                                             |
Supplemental Disclosure of Cash Flow Information                                             |
  Debt premiums                                                                $        239  |  $         --
                                                                               ============  |  ============

See accompanying notes to condensed consolidated financial statements

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

1.    Organization and description of the business

      On November 9, 2004, Thomas Equipment, Inc. ("we", "us", "our", "Successor" or "Successor Business") acquired the business, fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited", "Predecessor" or "Predecessor Business), an unrelated company, effective as of October 1, 2004, which was our date of inception. On February 28, 2005, we acquired 100% of the common stock of Pneutech Inc. ("Pneutech").

      We have two business segments, Thomas Equipment and Pneutech.

      Thomas Equipment Inc. and its subsidiaries manufacture and distribute through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. Thomas Equipment also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas Equipment has manufacturing and assembly facilities in Centreville, New Brunswick, Canada and Busan, South Korea and also operates six retail stores in New Brunswick, Prince Edward Island, Maine, Colorado and Illinois.

      Pneutech and its subsidiaries (Rousseau, Hydramen and Samsung Industry), are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in South Korea.

2.    Basis of presentation

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 210 of Regulation S-K of the Securities and Exchange Commission (the "SEC"). Accordingly, these condensed consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

      The accompanying unaudited condensed consolidated financial statements, as of and for the three months ended September 30, 2005, are those of Thomas Equipment, Inc. the Successor. The statements of operations and of cash flows include those of Thomas Equipment Limited, our Predecessor, for the three months ended September 30, 2004.

Principles of consolidation

      The consolidated financial statements include the accounts of Thomas Equipment, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

      In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      Estimates that are critical to the accompanying financial statements arise from assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of any deferred tax assets, tax contingencies, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments and the determination and valuation of derivative financial instruments. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Derivative financial instruments

      We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

      We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

      In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the control of the company and, accordingly, we are required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

      In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

      When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received are first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

      To the extent that the fair values of the bifurcated and/or freestanding derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of the convertible debt instrument is amortized over the life of the instrument through periodic charges to income, using the effective interest method. When the instrument is convertible preferred stock, the periodic amortization of the discount is charged directly to retained earnings.

      The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

3.    Liquidity and going concern

      Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

      We have outstanding convertible debt, together with a common stock option and warrants, held by Laurus. We were previously not in compliance with the obligations imposed by our Registration Rights Agreement with Laurus to register the shares of common stock issuable to Laurus on conversion of the debt or exercise of the option or warrants. However, as of October 28, 2005, the Registration Rights Agreement was terminated in its entirety. Previously, our failure to comply with the Laurus registration obligations after October 31, 2005 would have constituted an event of default which would entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding.

      As of November 14, 2005, we are not currently in compliance with our obligations to register the shares of common stock underlying the 1,000,000 warrants issued to Roynat Merchant Capital Inc. Under the Registration Rights Agreement with Roynat, because this registration statement was not effective by August 31, 2005, we began to incur damages of $50 per month. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $600. We are currently seeking to obtain a waiver from Roynat that would mitigate these penalties.

We have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our convertible Series A preferred stock. Because that required registration statement was not filed and effective by October 19, 2005, we have begun, since October 20, 2005, to incur penalties of 1% per month of the face amount of the preferred stock of $25,000 ($210 per month). Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      We do not currently have the ability to repay the preferred stock in the event of a demand by the holders. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets which could cause us to curtail our operations.

      Our immediate plans include continuing efforts to finalize the registration of certain of our outstanding common stock and the common stock underlying certain of our outstanding warrants. We filed our first registration statement on April 21, 2005 and, through four subsequent amendments, have responded to numerous comments from the SEC Staff. We received some additional comments related to the amendment we filed on October 3, 2005 which we believe will be substantially responded to in our next amendment, which we expect to file during November 2005. Subsequently, we intend to devote our resources to registering the common stock issuable on conversion of the preferred stock so as to minimize any penalties and/or ability of the preferred stockholders to demand redemption.

      In addition to the above, we believe that our operating results will improve dramatically during the fiscal year ending June 30, 2006. A significant portion of our fiscal 2005 net loss arose from non-cash items related primarily to stock-based compensation, amortization of debt discounts and changes in the fair value of derivative liabilities related to outstanding options and warrants. In addition, we experienced a number of non-recurring expenses associated with our SEC filings and organizational start-up of approximately $2,000. Finally, we have already been successful in positively impacting our liquidity and operations as evidenced by the following:

      o We have started to increase utilization of a new supplier for a major product component used by our Thomas Equipment division, which will save us approximately $2,000 during the next twelve months,

      o We have recently increased our pricing by an average of approximately 4.5% while other supplier costs have increased only 2%, which will result in additional profits of approximately $1,500,

      o We have orders for new sales of approximately $30,000 which will be assembled in our new facility in Korea, where our costs are lower, providing additional gross profit of approximately $6,000 and operating income of approximately $4,000.

      We may also elect to convert certain Laurus debt to common stock, and/or refinance the indebtedness. We have letters of understanding from two lenders for a credit facility and a term loan of up to an aggregate of approximately $44,000 ($6,800 of the term loan would be guaranteed by the New Brunswick government) that will reduce our annual interest costs by approximately $1,000 and decrease annual principal payments by approximately $2,000.

      For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time.

4.    Product warranties

         Our products are sold with a one year comprehensive bumper to bumper warranty except for loader sales in North America and Australia, which have a three year bumper to bumper warranty, followed by a power train warranty in years four and five. We generally determine our total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of claims costs and current quality developments. Warranty provisions are included as a component of cost of sales.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

A reconciliation of the changes in the warranty liability is as follows:

                                       September 30, 2005    June 30, 2005
                                       ------------------    -------------

Balance, beginning of period           $            1,280    $          --
Liabilities assumed from predecessor                   --              895
Warranty obligations honored                         (126)            (179)
Accruals for warranties                               126              562
Foreign exchange                                       70                2
                                       ------------------    -------------
                                       $            1,350    $       1,280
                                       ==================    =============


Subsequent to our acquisition of certain assets of the Predecessor, we agreed to assume responsibility for the warranty liability of the Predecessor on equipment sold prior to October 1, 2004. Based on an assessment of that warranty liability at the time we assumed it, the Predecessor paid us C$1,100 ($895) for our assumption of that liability.

5.    Net income or loss per share

      We compute net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period, after deducting dividends and accretion of discounts and redemption premium on our series A preferred stock, by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended September 30, 2005 consisted of options to purchase 4,020,000 common shares, warrants to purchase 6,794,395 common shares, debt convertible into a maximum of up to 18,600,000 common shares and preferred stock convertible into 8,333,333 common shares) are not considered in the computations. Common stock issuable on the assurred exercise of options and warrants is computed based on the treasury stock method using the average market price for the period, which for the quarter ended September 30, 2005 was $3.95.

6.    Inventories

                                September 30, 2005   June 30, 2005
                                ------------------   -------------

Raw materials and spare parts   $            6,630   $       8,905
Work in process                              4,208           3,863
Finished goods - new                        22,442          20,797
Finished goods - used                        2,097           1,775
Packaging and supplies                         270             234
                                ------------------   -------------
                                $           35,647   $      35,574
                                ==================   =============


7.    Revolving credit facilities

      On June 15, 2005, Pneutech entered into a credit facilities agreement with the Royal Bank of Canada. Pneutech's subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement. Under the terms of the credit agreement, Pneutech was provided with a CD$15,000 (U.S.$12,902 at September 30, 2005) revolving credit facility and Pneutech and its subsidiaries were also provided with an additional CD$750 (U.S.$645 at September 30, 2005) revolving lease line of credit. The credit facility became effective on August 12, 2005. The proceeds of the facility were used to repay Pneutech's obligations to HSBC Bank Canada and existing obligations of the subsidiaries to the Royal Bank of Canada.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      The credit facility permits Pneutech to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. At September 30, 2005, the total amount available under the CD$15,000 revolving credit facility was CD$11,400 (U.S.$9,805), of which CD$800 (U.S.$688) was unused. The loans generally accrue interest at the bank's prime rate, plus 0.25%, which is payable monthly in arrears. The obligations under the credit agreement are secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, we have provided a guarantee of all obligations under the credit agreement. The obligations under the credit agreement are payable in full on March 30, 2006.

8.    Convertible credit facility

      Effective November 9, 2004, and as amended on January 26, 2005, the company entered into a three-year $20,000 revolving credit facility agreement with Laurus. Included in the total credit facility is a secured convertible minimum borrowing note of $8,000. The credit facility is secured by substantially all of our assets. See Note 17 "Recent Events" regarding the status of this facility and certain recent amendments to our agreements with Laurus. In addition, we have agreed with Laurus to increase the total facility to $22,000, subject to required third-party approvals and completion of required documentation.

      The revolving loan bears interest at the greater of 7.5% or The Wall Street Journal published US prime rate plus 3% (9.75% at September 30, 2005). We are also required to pay fees of 0.30% per annum on the average monthly unused amount of the revolving facility and a 1% per month fee on the balance in excess of the borrowing limit.

      The credit facility provides for borrowings utilizing an asset based formula using eligible receivables, inventory, and fixed assets, less any reserves. At September 30, 2005, the amount of available borrowings pursuant to the formula was as follows:

Available borrowings supported by asset base            $19,760
Less: amount borrowed under revolving credit facility    18,774
                                                        -------
Excess availability                                     $   986
                                                        =======


Laurus may require us to convert into common stock all or a portion of the amount outstanding under the credit facility, together with interest and fees thereon, at any time at a conversion price of $1.50 per common share, subject to adjustment in certain circumstances. Laurus has contractually agreed not to convert any portion of the credit facility if exercising the conversion option results in Laurus holding in excess of 9.99% of our outstanding shares of common stock.

Amount borrowed under the revolving credit facility     $ 18,774
Debt discount related to common stock options and
  warrants issued to Laurus                               (8,530)
Accrued interest                                             764
Premium                                                      379

                                                        --------
Carrying amount at September 30, 2005                   $ 11,387
                                                        ========


      Any principal repayments and interest payments on $8,000 of this outstanding balance of the credit facility can be made in cash or common stock. All principal and interest cash payments are subject to a premium of 3% (though no premium is charged if the payments are added to the convertible credit facility). Payments in common stock have a fixed conversion price of $1.50 per common share, subject to adjustment in certain circumstances.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

9.    Convertible long term debt

                                                                               September 30,
                                                                                    2005
                                                                               -------------
$6,000 term loan with Laurus, bearing interest at U.S. prime rate plus 3%
  (9.75% at September 30, 2005) with monthly principal repayments beginning
  July 1, 2005 of $207 per month plus interest                                 $       5,379
Debt discount, related to common stock options and warrants issued to Laurus          (1,714)
Accrued interest                                                                         174
Premium                                                                                  275
                                                                               -------------
                                                                                       4,114
                                                                               -------------

$1,900 term loan with Laurus, bearing interest at U.S. prime plus 3%
  (9.75% at September 30, 2005) with monthly principal repayments
  beginning July 1, 2005 of $66 per month plus interest                                1,703

Prepaid interest                                                                        (104)
Debt discount, related to common stock warrants issued to Laurus                        (898)
Beneficial conversion feature                                                         (1,000)
Premium                                                                                   84
                                                                               -------------
                                                                                        (215)
                                                                               -------------

Total convertible long term debt                                                       3,899
Less current portion                                                                   3,276
                                                                               -------------
                                                                               $         623
                                                                               =============


      The principal repayments and interest payments for the term loans can be made in cash or common stock at the option of the holder. All principal and interest cash payments are subject to a premium of 3% (though no premium is charged if the payments are added to the convertible credit facility). Payments in common stock have a fixed conversion price of $1.50 per common share, subject to adjustment in certain circumstances. The term loans can be converted to common stock at any time, at the option of the holder, at a conversion price of $1.50 per common share, subject to adjustment in certain circumstances. See Note 17 "Recent Events" regarding the status of these term loans and certain recent amendments to our agreements with Laurus.

10.   Long term obligations

                                                                             September 30,
                                                                                  2005
                                                                             -------------
Note payable to Predecessor, bearing interest at 4%, with two equal annual
  principal repayments plus interest, maturing on October 31, 2006                  $2,322

Capital lease obligations                                                            5,277

Private loans with interest rates ranging from 3% to 8%, with regular
  principal and interest payments providing for repayment by 2006                    1,013
                                                                             -------------
                                                                                     8,612
Less: current portion                                                               (1,675)
                                                                             -------------
                                                                             $       6,937
                                                                             =============

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      We previously entered into two two-year capital lease agreements with Thomas Equipment Limited. Pursuant to the leases, we have the right at any time prior to the expiration of the leases to purchase the leased properties for $5,183 (based on the exchange rate at September 30, 2005). In addition, Thomas Equipment Limited has the right to require us to purchase the leased properties at the expiration of the leases. The leases require annual payments of $516 plus realty taxes, maintenance, heat and certain other expenses.

11.   Redeemable preferred stock of subsidiary

      In connection with the financing of the asset acquisition from the Predecessor, we issued to the parent of the Predecessor, 1,000 shares of redeemable preferred stock of our subsidiary Thomas Equipment 2004 Inc. The preferred shares carry a cumulative dividend of 8% per annum. We are required to purchase the preferred shares from the holder on April 26, 2006, if not earlier redeemed. A default rate of 12% is due if we fail to redeem by April 26, 2006. The face amount of the shares is $8,601 (translated at September 30, 2005). The shares are currently redeemable for $9,227 (their face amount of $8,601 plus $626 of accrued but unpaid dividends). The holder of these shares has the right to be an observer at our board meetings.

12.   Derivative financial instrument liabilities

      We use the Black-Scholes option pricing model to value options and warrants that are recorded as derivative liabilities. In valuing the options and warrants at September 30, 2005, we used the market price of our common stock on that date of $3.90, the volatility of our common stock based on its market price each business day since our inception on October 1, 2004 of 163%, a risk-free rate of return of 3%, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants. The 4,020,000 options issued to Laurus have no stated expiration date; for the purposes of valuing these options using the Black-Scholes option pricing model, they are assumed to have an expiry date of November 9, 2011 (i.e. an initial life of seven years, the same as all warrants issued to Laurus). All options and warrants can be exercised by the holder at any time.

      At September 30, 2005, the following derivative liabilities related to common stock options and warrants were outstanding:

                                                              Number of    Exercise                   Value -        Value -
                                                              Options or   Price Per    Value -      June 30,     September 30,
Issue Date          Expiry Date                                Warrants      Share     Issue Date       2005           2005
-----------------   -----------                               ----------   ---------   ----------   -----------   -------------
11-09-2004              N/A       Option issued to Laurus
                                  in connection with
                                  financing                    4,020,000   $    0.01   $4,060,000   $17,206,000   $  15,678,000

11-09-2004          11-09-2011    Warrants issued to Laurus
                                  in connection with
                                  financing                    2,200,000        2.25    2,222,000     9,296,000       8,316,000

01-26-2005          01-26-2012    Warrants issued to Laurus
                                  in connection with
                                  financing                      400,000        2.25    3,000,000     1,692,000       1,516,000

02-28-2005          02-28-2012    Warrants issued to Laurus
                                  in connection with
                                  financing                      150,000        2.25      898,000       634,000         570,000

02-28-2005          08-28-2006    Warrants issued to Roynat
                                  in connection with
                                  financing                    1,000,000        3.00    5,410,000     3,170,000       2,440,000

04-19-2005          04-19-2010    Warrants issued in
                                  connection with series A
                                  preferred stock              2,083,333        3.75    9,208,000     8,583,000       7,521,000
                                                              ----------                            -----------   -------------
Total outstanding                                              9,853,333                            $40,581,000   $  36,041,000
                                                              ==========                            ===========   =============

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

13.   Capital stock

      At September 30, 2005, we have 200,000,000 authorized shares of common stock, par value $0.0001, 21,250,000 shares issued and outstanding.

      We have 5,000,000 shares of preferred stock authorized, $0.0001 par value. At September 30, 2005, 25,000 shares of series A preferred stock were issued and outstanding, as follows.

                                                                                   September 30,
                                                                                        2005
                                                                                   -------------

25,000 shares of Series A redeemable convertible preferred stock - stated amount   $      25,000

Preferred stock discount, related to warrants issued to purchasers                        (9,208)

Discount amortized to date and accretion to date of 10% premium payable on
redemption                                                                                 4,301
                                                                                   -------------

Carrying amount at September 30, 2005                                              $      20,093
                                                                                   =============

      The Series A redeemable convertible preferred stock is convertible into 8,333,333 shares of common stock at the rate of $3.00 per share and pays a dividend of 5% per annum in cash. The preferred stock may be converted at anytime upon five days notice by the holders. Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price will be adjusted according to a formula that is intended to maintain the holders in no better or worse position than before such issuance. The conversion price may also be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution.

      We can require the holders to convert up to 20% of their preferred stock per month, if our common stock trades at an average price of $6.00 per share for 20 consecutive days, with average volume of 150,000 shares per day. At any time commencing three years after issuance (after April 19, 2008), we can redeem the preferred stock at 200% of the stated value if the redemption occurs in the fourth year and 225% of the stated value if the redemption occurs during the fifth year. The holders can require the Company to redeem the preferred stock at 110% of the stated value, together with accrued dividends, after five years or upon certain events, including failure to effect registration of the common stock.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

14.   Financing expense

Capital leases                               $   95
Credit facility                                 184
Convertible credit facility                     876
Amortization of deferred financing fees         132
Amortization of debt premium                    239
Dividends on preferred stock of subsidiary      166
Waiver fee paid to Laurus                       898
Other                                            25
                                             ------
Total                                        $2,615
                                             ======


15.   Common stock warrants issued to non-employees

      We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the three months ended September 30, 2005 and as at that date, we had the following warrants outstanding:

                                              Exercise
                                  Number of   Price Per
Issue Date          Expiry Date   Warrants      Share                   Issued For
-----------------   -----------   ---------   ---------   ---------------------------------------
01-31-2005          01-31-2008      250,000   $    4.00   Investor relations services

02-28-2005          02-28-2010      211,062   $    3.00   Acquisition of Pneutech

04-19-2005          04-19-2010      500,000   $    3.00   Placement fee, Series A preferred stock

                                  ---------
Total outstanding                   961,062
                                  =========

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

16.   Segment information

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

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      The following table presents financial information with respect to the segments that management uses to make decisions:

                                                Successor Business
                                                ------------------
                                                Three Months Ended
                                                September 30, 2005
                                                ------------------
Sales:
  Thomas                                        $           12,838
  Pneutech                                                   6,226
  Rousseau                                                   5,126
  Samsung                                                    2,764
  Hydramen                                                     430
                                                ------------------
    Subtotal                                                27,384
  Elimination of inter segment sales                        (1,269)
                                                ------------------
    Consolidated total                          $           26,115
                                                ==================

Depreciation and amortization:
  Thomas                                        $              362
  Pneutech                                                      65
  Rousseau                                                      44
  Samsung                                                      100
  Hydramen                                                      15
                                                ------------------
    Consolidated total                          $              586
                                                ==================

Net financial expense:
  Thomas                                        $            2,443
  Pneutech                                                     121
  Rousseau                                                      42
  Samsung                                                        6
  Hydramen                                                       3
                                                ------------------
    Consolidated total                          $            2,615
                                                ==================

Net income (loss):
  Thomas                                        $            2,216
  Pneutech                                                     869
  Rousseau                                                     115
  Samsung                                                      249
  Hydramen                                                     (20)
                                                ------------------
    Consolidated total                          $            3,429
                                                ==================

Property, plant and equipment:
  Thomas                                        $           15,576
  Pneutech                                                   1,996
  Rousseau                                                     659
  Samsung                                                    4,495
  Hydramen                                                     251
                                                ------------------
    Subtotal                                                22,977
  Eliminations                                                  --
                                                ------------------
    Consolidated total                          $           22,977
                                                ==================

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

Revenues by geographic destination and product group were as follows:

                                    Successor Business
                                    ------------------
                                    Three Months Ended
                                    September 30, 2005
                                    ------------------

Canada                              $           13,477
USA                                              4,359
Europe                                           3,781
Rest of world                                    4,498
                                    ------------------
Total sales to external customers   $           26,115
                                    ==================

Industrial and construction         $           24,276
Agriculture                                      1,839
                                    ------------------
Total sales to external customers   $           26,115
                                    ==================


During the periods presented, no single customer accounted for more than 10% of our revenues.

Property, plant and equipment assets by geographical area were as follows:

                                    Successor Business
                                    ------------------
                                    September 30, 2005
                                    ------------------

Canada                              $           14,541
USA                                                 51
Korea                                            8,385
                                    ------------------
Total                               $           22,977
                                    ==================


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

                                    Three Months Ended
                                    September 30, 2004
                                    ------------------

Canada                              $            2,883
USA                                              7,177
Europe                                           2,517
Rest of world                                    1,280
                                    ------------------
Total sales to external customers   $           13,857
                                    ==================

                                    ==================

Industrial and construction         $           12,147
Agriculture                                      1,710
                                    ------------------
Total sales to external customers   $           13,857
                                    ==================


During the periods presented, no single customer accounted for more than 10% of our revenues.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

17.   Recent events

      On October 28, 2005, we and Laurus entered into an agreement pursuant to which the Registration Rights Agreement dated as of November 9, 2004 between the Company and Laurus was terminated in its entirety. As a result of such agreement, we are no longer required to register all of the shares of common stock held by Laurus or underlying options, warrants and convertible debt held by them.

      Previously, we were not in compliance with our obligations to register the shares of common stock held by or issuable to Laurus. However, Laurus had previously waived, through October 31, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898 (see Note 14), which was less than the damages we would have incurred while not in compliance through October 31, 2005. As this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee did not have a material impact on our liquidity.

      In connection with the October 28, 2005 agreement, the Company and Laurus also agreed:

o To remove from our agreements all adjustments to the interest rate payable on the convertible debt resulting from changes in the trading price of our common stock;

o To remove the requirement that the shares be registered before they can be used for repayment of the convertible debt obligations; and

o To remove from our agreements the provisions related to the convertible debt that adjust the fixed conversion price in the event that we issue common stock at a lower price than the fixed conversion price and to replace such provisions with traditional value-weighted anti-dilution provisions.

      In full consideration for all amounts due or which might otherwise have become due to Laurus pursuant to the Registration Rights Agreement, we agreed to pay Laurus a fee of $600, which will be recorded in our second quarter ending December 31, 2005. We have also agreed with Laurus to increase our revolving convertible credit facility to $22,000 subject to required third-party approvals and completion of required documentation.

      Assuming execution of the above modifications to the Laurus debt agreements, certain warrants and options issued in connection with the Laurus debt will be reclassified from derivative liabilities and will be credited to equity at their then fair values. When classified as equity, any subsequent changes in the fair value are not required to be recognized.

      Had these modifications occurred on September 30, 2005 or June 30, 2005, our condensed consolidated balance sheet would have been as follows:

                  PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited - in thousands)

                                                     September 30,    June 30,
                                                         2005           2005
                                                       --------       -------

TOTAL ASSETS                                           $ 95,292       $96,251
                                                       ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Total liabilities                                  $ 75,999       $75,174
    Redeemable convertible preferred stock, series A     20,093        17,598
    Total stockholders' equity (deficit)                   (800)        3,479
                                                       --------       -------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY            $ 95,292       $96,251
                                                       ========       =======

      As of November 14, 2005, we are not currently in compliance with our obligations to register the shares of common stock underlying the 1,000,000 warrants issued to Roynat Merchant Capital Inc. Under the Registration Rights Agreement with Roynat, because this registration statement was not effective by August 31, 2005, we began to incur damages of $50 per month. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $600. We are currently seeking to obtain a waiver from Roynat that would mitigate these penalties.

      As of November 14, 2005, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. Because that required registration statement was not filed and effective by October 19, 2005, we have begun, since October 20, 2005, to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of our operations relates to the successor company Thomas Equipment, Inc. for the three months ended September 30, 2005 and to our predecessor company Thomas Equipment Limited for the three months ended September 30, 2004, the period prior to our acquisition of the business and assets of the predecessor company on October 1, 2004. We acquired Pneutech on February 28, 2005 and its results of operations are included in our operating results.

      The financial statements underlying the discussion that follows are those of the Predecessor for the three months ended September 30, 2004 and our unaudited consolidated financial statements as of September 30, 2005 and for the three months then ended. The discussion should be read in conjunction with those financial statements and the notes thereto.

      Our functional currency is the Canadian dollar. Except where otherwise noted, all amounts reported throughout this discussion are stated in thousands of U.S. dollars, except for the number of shares and per share data. Amounts derived from specific financial statement items are translated from Canadian dollars to U.S. dollars at various period end rates, average period rates or specific transaction rates, as appropriate. Other amounts not related to results of operations or financial condition have been translated into U.S. dollars at the September 30, 2005 translation rate of $0.8601 U.S. dollars per Canadian dollar.

      This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors That May Impact Future Operating Results" and elsewhere in this Report.

      Unless otherwise marked, all amounts are in U.S. dollars in thousands, except share and per share data.

Overview
--------------------------------------------------------------------------------

      Thomas Equipment, Inc., the successor business, has two business segments, Thomas Equipment and Pneutech.

      Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators for the industrial and construction industry. Thomas Equipment also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas Equipment has manufacturing and assembly facilities in Centreville, New Brunswick, Canada and Busan, South Korea and also operates six retail stores - three in Atlantic Canada, one in Presque Isle, Maine, one in Aurora, Colorado and one in Lynnwood, Illinois.

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

      Although a significant portion of our sales are transacted in the U.S., Korea and Europe, most of our assets and operations are in Canada and, as a result, our functional currency for recording transactions is the Canadian dollar, which is then translated into U.S. dollars for reporting purposes. Geographic information on our revenues and property, plant and equipment is included in Note 16 to the condensed consolidated financial statements, included in Item 1 of this Report on Form 10-Q.

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

      o Results of operations for the three months ended September 30, 2005 (successor);

      o Results of operations for the three months ended September 30, 2004 (predecessor);

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

The information contained in this section is that of the successor Thomas Equipment, Inc. for the three months ended September 30, 2005 (unaudited).

-------------------------------------------------------------------
Revenues                                        $ 26,115    100.0%
  Cost of Sales                                   21,537     82.5%
Gross Profit                                       4,578     17.5%
  Selling Expenses                                 2,279      8.7%
  G&A Expenses                                     3,551     13.6%
  Provision for Doubtful Accounts                     84      0.3%
  Other (Income)                                  (2,840)   (10.9)%
Operating Income                                   1,504      5.8%
  Net Financial Expense                            2,615     10.0%
  Derivative Instruments (Income), net            (4,540)   (17.4%)
  Provision for Income Taxes                          --       --
Net Income                                         3,429     13.2%
-------------------------------------------------------------------


Revenues

      For the three months ended September 30, 2005, revenues were $26,115 (including $14,270 for Pneutech), compared with $28,681 for the fourth quarter of fiscal 2005 ended June 30, 2005. Overall sales volumes in the quarter ended September 30, 2005 were slightly lower due to seasonality.

Cost of Sales and Gross Profit

      For the three months ended September 30, 2005 cost of sales were $21,537 and include $11,385 for Pneutech. As a percentage of sales, costs of sales were 82.5% for the three months ended September 30, 2005, compared with 80.4% for the quarter ended June 30, 2005, reflecting the effect of the lower sales on the absorption of manufacturing overheads.

      As a result of the above, gross profit margin was $4,578 or 17.5%.

Selling Expenses

      For the three months ended September 30, 2005, selling expenses were $2,279 and include $958 for Pneutech. As a percentage of sales, selling costs were 8.7% which is a decrease from 9.8% during the quarter ended June 30, 2005. This decrease resulted from reduced commission costs on the lower sales for the quarter and lower travel-related and advertising costs.

General and Administrative Expenses

      For the three months ended September 30, 2005, general and administrative expenses were $3,551 and include $1,326 for Pneutech. As a percentage of sales, general and administrative costs were 13.6% which is a decrease from 16.1% during the quarter ended June 30, 2005. This decrease is a result of a reduction in professional fees related to our SEC filing start up costs

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $84 for the quarter ended September 30, 2005. Because of our limited history, we use the historical experience of our predecessor, as well as our own experience since inception, in providing for credit losses.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains of $2,906 and other miscellaneous expenses, amounted to an income of $2,840 in the quarter ended September 30, 2005.

Net Financial Expense

      Net financial expense for the quarter ended September 30,2005 was $2,615 which consisted mainly of interest on credit facilities and convertible credit facilities of $1,060, a waiver fee paid to Laurus of $898, accretion of debt premiums on Laurus borrowings of $239, amortization of deferred financing fees of $132 and dividends on subsidiary preferred stock of $166.

Derivative Instruments (Income), net

      Derivative instruments (income) of $4,540 represents the net change during the quarter ended September 30, 2005 in the fair value of our derivative instrument liabilities related to certain options and warrants.

Provision for Income Taxes

      During the quarter ended September 30, 2005, we experienced a loss for tax purposes. As we are uncertain as to whether we will be able to utilize these tax losses before they expire, we have provided a reserve for the income tax benefits associated with our net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Income

      As a result of the above, we reported a net income of $3,429 for the quarter ended September 30, 2005. After recognizing dividends and accretion of discounts and redemption premium on our series A preferred stock of $2,837, the net income attributable to common shareholders was $592.

Comprehensive Loss

      For the quarter ended September 30, 2005, we recorded a loss for currency translation adjustments of $2,135. This loss is the result of differences in our functional currency, the Canadian dollar, and our reporting currency, the U.S. dollar.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended September 30, 2004 (unaudited).

-----------------------------------------------------
Revenues                          $ 13,857    100.0%
  Cost of Sales                     11,770     84.9%
Gross Profit                         2,087     15.1%
  Selling Expenses                   1,797     13.0%
  G&A Expenses                       2,221     16.0%
  Provision for Doubtful Accounts       41      0.3%
  Other (Income) Expense              (884)    (6.4%)
Operating Loss                      (1,088)    (7.6%)
  Net Financial (Income) Expense       499      3.6%
  Provision for Income Taxes            15      0.1%
Net Loss                            (1,602)   (11.6%)
-----------------------------------------------------


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

General and Administrative Expenses

      For the three months ended September 30, 2004, Thomas Equipment Limited's general and administrative expenses were $2,221 or 16.0% of revenues. As a percentage, this is a significant increase from their fiscal year ended June 30, 2004 and is primarily related to higher product liability insurance premiums and deductible costs, higher legal fees resulting from marketing the company for sale, and higher employee benefit costs due to the curtailment losses recognized in the period resulting from the July 2004 restructuring and subsequent sale of the business.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense for Thomas Equipment Limited was $41 for the three months ended September 30, 2004, as determined by the predecessor's management review during this period.

Other (Income) Expense, Net

      Other (income) expense consists primarily of foreign exchange gains and losses and restructuring charges, and amounted to a net income of $884 for the three months ended September 30, 2004. Foreign exchange gains arose in the three months ended September 30, 2004 due to a weakening of the U.S. dollar against the Canadian dollar during this period, creating fair value gains for Thomas Equipment Limited's foreign exchange contracts. The restructuring charges in the three months ended September 30, 2004 relate to special termination expenses associated with the group of employees whose positions were terminated in July 2004.

Net Financial (Income) Expense

      Net financial (income) expense for the three months ended September 30, 2004 amounted to a net expense of $499. Most of Thomas Equipment Limited's financial support came from the McCain group in the form of preferred shares until June 2004, when they were redeemed and replaced with interest bearing debt. The interest expense in the three months ended September 30, 2004 primarily relates to interest on the intercompany debt that replaced the preferred shares. Other interest amounts recorded in the period, which were not significant, primarily relate to late payment interest received, financing and notional interest charged on financing receivables and bank charges.

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

Comprehensive Loss

      For the three months ended September 30, 2004, Thomas Equipment Limited recorded a loss for currency translation adjustments of $726 as a result of differences in translating its financial statements in its functional currency, the Canadian dollar, into its reporting currency, the U.S. dollar.

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

Recently adopted accounting standards

SFAS 153 'Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29'

      In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to being measured at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.

SFAS 152 'Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67'

      Issued by the FASB in December 2004, this Statement is effective for financial statements for fiscal years beginning after June 15, 2005. This statement did not have any affect on our financial statements.

SFAS 151 'Inventory Costs--an amendment of ARB No. 43, Chapter 4'

      Issued by the FASB in November 2004, this Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". .. . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.

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

Liquidity and Capital Resources
--------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2005

      During the three months ended September 30, 2005, we had a net income of $3,429 which included non-cash items totaling $5,805, consisting primarily of depreciation, amortization of debt discount related to the issuance of warrants, unrealized foreign exchange gains and derivative instrument income. As a result, net cash used in operating activities during the three months ended September 30 was $1,744.

      Changes in demand for our products and currency exchange rates will affect the amount of cash we realize on sales and the costs of our operations thereby affecting our cash provided by or (used in) operating activities. Similarly, as substantially all of our debt has variable interest rates, a change in interest rates will affect our cash flows from operations.

      Net cash used in investing activities was $1,377, all of which was used for the purchase of new machinery and equipment.

      Net cash used by financing activities was $691 consisting primarily of $1,020 in net borrowings under our debt and credit facilities. At September 30, 2005, the significant portion of our debt and redeemable preferred stock have terms of 18 to 36 months with interest rates ranging from 4% to 8.2%. Except for the redeemable preferred stock ($8,601), which is due on April 26, 2006, $14,548 of debt at September 30, 2005 is convertible into shares of our common stock at $1.50 per share. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding. Our Series A preferred stock of $20,093 at September 30, 2005 is convertible into shares of our common stock at $3.00 per share.

      As our debt is substantially payable in U.S. dollars and our functional currency is the Canadian dollar, changes in exchange rates between the two currencies could have a positive or negative impact on the amount and our ability to repay such debt. In addition, our convertible debts have prepayment penalties of 5% for early payment or 3% for payments in cash (as the lender wishes to be paid through conversion to common shares).

      In connection with the acquisition of Thomas Equipment Limited's assets, we entered into two two-year capital leases for the purchase of land and buildings from Thomas Equipment Limited. The terms of the capital leases require minimum annual payments of $516 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $5,183. Similarly, Thomas Equipment Limited has the right to require us to purchase the properties subject to certain provisions such as a favorable environmental study.

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

      At October 31, 2005 we had approximately $1,000 cash on hand and an availability of approximately $1,700 under our credit facilities. Coupled with receivables of approximately $24,000 at October 31, 2005, we believe we have sufficient resources to fund our operations for at least the next twelve months. As such, and assuming the imposition of minimal registration rights penalties, we do not believe we will have the same difficulties and concerns about our ability to continue as a going concern as our predecessor.

      As of November 14, 2005, we are in the process of amending our Registration Statement on Form S-1, to register up to 5,417,360 shares of common stock to be sold in a secondary offering by certain selling stockholders. We will not receive any proceeds from the sale of shares of common stock in the offering. However, we will receive the sale price of any common stock we sell to the selling stockholders upon exercise of the 1,250,000 warrants that they hold. We expect to use the proceeds received from the exercise of the warrants, if any, for general working capital purposes.

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

      We currently have no off balance sheet arrangements.

Contractual Obligations
--------------------------------------------------------------------------------

      The impact that our contractual obligations as of September 30, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

                                        Less than                               More Than
                               Total     1 Year     1 - 3 Years   3 - 5 Years    5 Years
                              -------   ---------   -----------   -----------   ---------
Long-term debt (1)            $45,166   $  13,644   $    31,479   $        43   $      --

Capital lease obligations     $ 5,700   $     517   $     5,183   $        --   $      --

Operating lease obligations   $ 3,078   $     960   $     1,296   $       822   $      --

      (1) Amounts represent the expected principle cash payments of our long-term debt and subsidiary's preferred stock.


Risk Factors That May Impact Future Operating Results
--------------------------------------------------------------------------------

      Investing in our common stock has a high degree of risk. Investors should carefully consider these risks and uncertainties before investing in our common stock. There are many factors that affect our business and the results of our operations, some of which are beyond our control. Actual results in future periods could differ materially from those projected in any forwardlooking statement we may make because of a number of risks and uncertainties, including general economic, business and industry conditions; the level and intensity of competition in our markets and the pricing pressures that may result; local economic and labor conditions, political instability, unexpected regulatory changes, trade protection measures, changes in tax laws; fluctuations in foreign currency exchange rates; our inability to meet the covenants or other requirements of our loan agreements, the ability to accurately predict product demand or meet customer commitments; the ability to timely and effectively manage new product introductions; the ability to effectively manage operating costs; the level of demand for the products we offer; the ability to manage inventory levels to minimize excess inventory and inventory obsolescence; and the effect of armed hostilities, terrorism, natural disasters and public health issues on the global economy generally, on the level of demand for our products and on our ability to manage our business in such an environment.

      Each of the risks we face may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause an investor to lose all or a part of the money they paid to buy our common stock. For a discussion of these and other factors affecting our business and prospects, see "Item 7 - Risk Factors That May Impact Future Operating Results" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. That cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products sets forth the factors that we think could cause our actual results to differ materially from expected results.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk.

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

      Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at September 30, 2005, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

      We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at September 30, 2005, a hypothetical 1.00% (100 basis-point) increase in interest rates would result in additional expenses of approximately $87 for the quarter or an annual increase in expenses of approximately $350.

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

ITEM 4. Controls And Procedures.

      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. Any system of controls can provide only reasonable and not absolute assurance that the objectives of the control system are met. In addition, the design of any control system is based upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in timely alerting them to material information required to be included in our Exchange Act filings.

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

      None.

ITEM 3. Defaults Upon Senior Securities.

      None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

      There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. Other Information.

      None.

ITEM 6. Exhibits.

Exhibit #                           Description
---------   --------------------------------------------------------------------
10.1        Forbearance Agreement among Thomas Equipment, Inc., Thomas Ventures,
            Inc., and Laurus Master Fund, Ltd., dated as of September 13, 2005.
            (1)

10.2 Waiver by Laurus Master Fund, Ltd., in favor of Thomas Equipment, Inc., dated as of September 19, 2005. (1)

10.3 Waiver by Laurus Master Fund, Ltd., in favor of Thomas Equipment, Inc., dated as of October 20, 2005.

10.4 Agreement among Thomas Equipment, Inc., Thomas Ventures, Inc., and Laurus Master Fund, Ltd, dated as of October 28, 2005. (2)

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

32.2        Certification by Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Filed as an exhibit to the Company's Registration Statement on Form S-1, filed October 3, 2005.

2. Filed as an exhibit to the Company's Report on Form 8-K, filed November 2, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THOMAS EQUIPMENT, INC.

Dated:   November 14, 2005           By: /s/ CLIFFORD M. RHEE
                                        ----------------------------------------
                                         Clifford M. Rhee,
                                         President (Principal Executive Officer)

                                     By: /s/ LUIGI LO BASSO
                                        ----------------------------------------
                                         Luigi Lo Basso,
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)