Form 10QSB/A
period 2004-12-31
Thomas Equipment, Inc.
filed 2006-01-17
CIK 1122380

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,250,000 shares of common stock, $.0001 par value per share, as of January 17, 2006.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended December 31, 2004, as previously filed on February 15, 2005 and amended on April 4, 2005 and October 7, 2005.

In connection with the filing of our Registration Statement on Form S-1, we have had extensive discussions with the Staff of the Securities and Exchange Commission, concerning the appropriate accounting for our debt agreements with Laurus Master Fund, Ltd. As a result of these discussions, the options and warrants issued to Laurus in connection with our debt agreements have now been accounted for as derivative instrument liabilities, rather than as equity, and the conversion options related to the debt held by Laurus, together with other embedded derivative instruments, have been bifurcated from the debt hosts and accounted for separately as derivative instrument liabilities. We have modified the footnote disclosure related to our debt and provided information on subsequent changes related to our loans from Laurus. In addition, we have modified the estimated volatility used in the Black-Scholes option pricing model used to value our options, warrants and the conversion options embedded in our debt instruments.

The effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on our consolidated statement of operations for the three months ended December 31, 2004, was an increase in our net loss of $46,956. Basic and diluted loss per share for the three months ended December 31, 2004 increased by $2.35. The effect on our consolidated balance sheet as of December 31, 2004 was a decrease in stockholders' equity of $53,865.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB/A previously filed by the Company on October 7, 2005. This amendment should also be read in conjunction with our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005 and our Registration Statement on Form S-1, filed on January 12, 2006, together with any subsequent amendments thereof.

ITEM 1.   FINANCIAL STATEMENTS

                             THOMAS EQUIPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                           (Unaudited - in thousands)

================================================================================

ASSETS

Current assets:
  Cash                                                                   $   741
  Accounts receivable, net of allowance for doubtful accounts of $74      10,820
  Inventories, net (Note 4)                                               24,479
  Prepaid expenses                                                           741
  Other assets                                                               272
                                                                         -------
                                                                          37,053

Property, plant and equipment (Note 5)                                    12,376

Deferred finance costs                                                     1,004

Other assets                                                                 632
                                                                         -------

                                                                         $51,065
                                                                         =======

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                           (Unaudited - in thousands)

                                                                    (continued-)
                                                                   (as restated)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:
  Convertible credit facility (Note 7)                                 $     --
  Trade payables                                                          7,188
  Warranty liability                                                        148
  Other payables and accrued liabilities                                  5,998
  Current portion of long term debt (Note 6)                              1,121
  Current portion of convertible long term debt (Note 7)                  1,242
  Current portion of capital lease obligations (Note 8)                     103
                                                                       --------
                                                                         15,800

Long term debt (Note 6)                                                   1,121
Convertible minimum borrowing note (Note 7)                               2,902
Convertible long term debt (Note 7)                                         980
Capital lease obligations (Note 8)                                        5,088
Derivative financial instruments (Note 11)                               63,842
Redeemable preferred stock of subsidiary (Note 9)                         8,303
                                                                       --------
                                                                         98,036
                                                                       --------

Commitments and Contingencies (Note 13)

Stockholders' Equity
  Common stock                                                                2
  Additional paid in capital                                              8,900
  Accumulated deficit                                                   (55,110)
  Accumulated other comprehensive loss                                     (763)
                                                                       --------
                                                                        (46,971)
                                                                       --------
                                                                       $ 51,065
                                                                       ========

================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited - in thousands, except share and per share data)

====================================================================================================================================
                                                            Successor       |
                                                             Business       |                   Predecessor Business
                                                           ------------     |   ----------------------------------------------------
                                                           Three Months     |   Three Months        Three Months        Six Months
                                                               Ended        |       Ended              Ended              Ended
                                                            December 31,    |   September 30,       December 31,       December 31,
                                                              2004          |       2004                2003               2003
                                                           ------------     |   ------------        ------------       ------------
                                                           (as restated)    |
Sales                                                      $     14,416     |   $     13,857        $     11,928       $     26,578
                                                                            |
Cost of sales                                                    12,142     |         11,770              10,664             23,076
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Gross profit                                                      2,274     |          2,087               1,264              3,502
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Operating expenses:                                                         |
Selling expenses                                                  1,360     |          1,797               1,499              3,071
General and administrative expenses                               7,895     |          2,221               1,620              2,675
Provision for doubtful receivables                                   74     |             41                 827                963
Other (income) expense                                             (456)    |           (884)               (629)              (659)
                                                           ------------     |   ------------        ------------       ------------
                                                                 (8,873)    |          3,175               3,317              6,050
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Operating loss                                                   (6,599)    |         (1,088)             (2,053)            (2,548)
                                                                            |
Net financial expense (income)                                      809     |            499                 (23)                33
Derivative instrument expense, net                               47,702     |             --                  --                 --
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Net loss before income taxes                                    (55,110)    |         (1,587)             (2,030)            (2,581)
                                                                            |
Provision for income taxes                                           --     |             15                  17                 33
                                                           ------------     |   ------------        ------------       ------------
                                                                            |
Net loss                                                   $    (55,110)    |   $     (1,602)       $     (2,047)      $     (2,614)
                                                           ============     |   ============        ============       ============
                                                                            |
Basic and diluted loss per share                           $      (2.76)    |   $      (0.19)       $      (0.77)      $      (0.99)
                                                           ============     |   ============        ============       ============
Weighted average shares outstanding                          20,000,000     |      8,643,000           2,643,000          2,643,000
                                                           ============     |   ============        ============       ============
                                                                            |
Reconciliation of Comprehensive Loss:                                       |
                                                                            |
Net Loss                                                   $    (55,110)    |   $     (1,602)       $     (2,047)      $     (2,614)
Other comprehensive loss - foreign currency                                 |
     translation                                                    763     |            726                 926                900
                                                           ------------     |   ------------        ------------       ------------
Total comprehensive loss                                   $    (55,873)    |   $     (2,328)       $     (2,973)      $     (3,514)
                                                           ============     |   ============        ============       ============
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited - in thousands, except share and per share data)

====================================================================================================================================

                                                       Common Stock          Additional                   Currency
                                                 ------------------------     Paid-In      Accumulated   Translation
                                                   Shares        Amount       Capital        Deficit      Adjustment       Total
                                                 ----------    ----------    ----------    ----------     ----------     ----------

Balances, October 1, 2004 (Inception)                    --    $       --    $       --    $       --     $       --     $       --

Common stock issued in exchange for
net liabilities in a recapitalization             1,075,000            --            --            --             --             --

Contribution of services by founders                     --            --           322            --             --            322

Common stock sold on October 11, 2004 to
founders for cash                                16,945,000             2         2,127            --             --          2,129

Stock based compensation related to
common stock sold to founders                            --            --         5,520            --             --          5,520

Common stock sold on November 9, 2004 to
Laurus for cash                                   1,980,000            --            20            --             --             20

Stock-based compensation related to
common stock sold to Laurus                              --            --           911            --             --            911

Currency translation adjustment                          --            --            --            --           (763)          (763)

Net loss for the period                                  --            --            --       (55,110)            --        (55,110)
                                                 ----------    ----------    ----------    ----------     ----------     ----------

Balances, December 31, 2004, as restated         20,000,000    $        2    $    8,900    $  (55,110)    $     (763)    $  (46,971)
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

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - in thousands)

====================================================================================================================================

                                                                                Successor        |
                                                                                Business         |          Predecessor Business
                                                                               ------------      |    ------------------------------
                                                                                  Three          |       Three              Six
                                                                                 Months          |      Months            Months
                                                                                  Ended          |       Ended             Ended
                                                                               December 31,      |    September 30,     December 31,
                                                                                   2004          |       2004               2003
                                                                               ------------      |    -------------     ------------
                                                                               (as restated)     |
Cash Flows From Operating Activities:                                                            |
   Net loss                                                                      $(55,110)       |      $ (1,602)         $ (2,614)
     Adjustments to reconcile net loss to net cash provided by                                   |
     (used in) operating activities:                                                             |
        Stock compensation                                                          6,431        |            --                --
        Derivative instrument expense                                              47,702        |            --                --
        Amortization of debt discount and premium                                     300        |            --                --
        Depreciation and amortization                                                 403        |           531               782
        Gain on sale of property, plant and equipment                                  --        |            (3)              (28)
        Contribution of services                                                      322        |            --                --
        Provision for doubtful receivables                                             74        |            --                --
   Net change in working capital items                                             (3,596)       |        (1,111)            2,595
   Net change in employee future benefit liabilities                                   --        |             8                23
                                                                                 --------        |      --------          --------
Net Cash Provided By (Used In) Operating Activities                                (3,474)       |        (2,177)              758
                                                                                 --------        |      --------          --------
                                                                                                 |
Cash Flows From Investing Activities:                                                            |
   Cash paid for acquisition of assets of Thomas                                  (18,119)       |            --                --
   Insurance claim received                                                            --        |            --               587
   Proceeds on sale of property, plant and equipment                                   --        |            20                45
   Purchase of property, plant and equipment                                           --        |          (292)             (783)
                                                                                 --------        |      --------          --------
Net Cash Used In Investing Activities                                             (18,119)       |          (272)             (151)
                                                                                 --------        |      --------          --------
                                                                                                 |
Cash Flows From Financing Activities:                                                            |
   Proceeds from debt issuance related to assets acquired                          15,970        |            --                --
   Net repayments relating to advances from affiliated companies                       --        |          (588)           (1,093)
   Increase in bank advances                                                           --        |         2,277               367
   Deferred financing costs                                                        (1,049)       |            --                --
   Proceeds from sale of common stock                                               2,149        |            --                --
   Additional advances under the credit facility                                    5,512        |            --                --
   Payments on capital lease obligations                                             (127)       |            --                --
                                                                                 --------        |      --------          --------
Net Cash Provided By (Used In) Financing Activities                                22,455        |         1,689              (726)
                                                                                 --------        |      --------          --------
                                                                                                 |
Net Increase (Decrease) In Cash                                                       862        |          (760)             (119)
                                                                                                 |
Effect Of Exchange Rate Changes On Cash                                              (121)       |            23                85
                                                                                                 |
Cash, Beginning Of Period                                                              --        |           823                80
                                                                                 --------        |      --------          --------
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

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                    (-continued)

Supplemental Disclosure Of Cash Flow Information -
   Interest Paid                                                                 $  233          |      $   15            $   85
                                                                                 ======          |      ======            ======
                                                                                                 |
Supplemental Disclosures Of Non-Cash Investing And Financing                                     |
Activities:                                                                                      |
   Stock based compensation                                                      $6,431          |      $   --            $   --
                                                                                 ======          |      ======            ======
   Property and equipment acquired under capital leases                          $5,254          |      $   --            $   --
                                                                                 ======          |      ======            ======

================================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

1. Organization and description of the business

      We manufacture and distribute through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. We also manufacture a complete line of potato harvesting and handling equipment for the agricultural industry. We have a sole manufacturing facility in Centreville, New Brunswick, Canada and also operate five retail stores in New Brunswick, Prince Edward Island, Maine, and Illinois.

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

Acquisition of Assets of Thomas Equipment Limited

      On November 9, 2004, TE2004 acquired the fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited", the "Predecessor" or the "Predecessor Business", an unrelated Company) effective as of October 1, 2004. The acquisition was accounted for by the purchase method in accordance with Financial Accounting Standards Board Statement No. 141 ("SFAS 141") and the results of operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price (including capital leases), calculated in accordance with SFAS 141, was $37,182.

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

      During the negotiation of the asset acquisition, the Company and the Predecessor agreed to two leases for the manufacturing facility and three sales offices. Although it was the Company's original intention to purchase these leased assets, we elected to accept the vendor's offer of a lease alternative. The terms of the capital leases require minimum annual payments of $498 (based on the December 31, 2004 exchange rate) plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $5,003 (translated to U.S. dollars on December 31, 2004). Similarly, Thomas Equipment Limited has the right to require us to purchase the properties subject to certain provisions such as a favorable environmental study (Note 8).

      The purchase price of the assets was funded with cash consideration totalling $18,119 which was sourced from loans received from Laurus Master Fund, Ltd. ("Laurus") (see Note 7) and cash received from our founders for common stock. The balance of the purchase price of $19,063 was financed with the Predecessor (Thomas Equipment Limited) and its parent company (McCain Foods Limited), with a take back note of $2,260 (see Note 6); capital lease financing provided by the Predecessor of $5,254 (see Note 8); the sale of preferred shares of our subsidiary TE2004 of $8,370 to McCain (see Note 9); and the balance of $3,179 was a short term note payable to the Predecessor due in three payments starting one month after closing and then each of the two following months.

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

Restatement

      These financial statements, as of December 31, 2004 and for the three month period then ended, have been restated to record as derivative instrument liabilities options and warrants issued in connection with certain of our debt instruments and to bifurcate and separately account for derivative instruments embedded in those debt instruments. We have also modified the estimated volatility used in the Black-Scholes option pricing model used to value our options and warrants and the conversion options embedded in our debt instruments. As a result, the effect on our accompanying consolidated balance sheet as of December 31, 2004 was a decrease in stockholders' equity of $53,865. The effect on our consolidated statement of operations for the three months ended December 31, 2004 was an increase in our net loss of $46,956. Basic and diluted loss per share for the three months ended December 31, 2004 increased by $2.35

Accounting Policies

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

Predecessor
-----------

      The consolidated financial statements include the accounts of Thomas Equipment Limited and its wholly owned subsidiaries McBan Equipment Ltd., Thomas Equipment International Inc., and Thomas Europe NV (together "TEL"). The purchase method has been used to account for all acquisitions. On June 21, 2004, Thomas Equipment Limited sold McBan Equipment Ltd., a dormant company, to its parent, McCain Foods Limited.

Use of estimates

      In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments; the amortization periods for debt issuance costs and the amortization of discounts on convertible securities arising from warrants; options and bifurcated derivative instruments; estimates that arise from the provisions for doubtful accounts, warranties and inventory obsolescence; contingent liabilities; the valuation of deferred income tax assets; assumptions used in stock-based compensation calculations and estimating depreciation of tangible assets. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Product warranties

      At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. These costs are estimated based on historical warranty claims, including the historical warranty experience of the Predecessor. Warranty provisions are included as a component of cost of sales.

Shipping and handling costs

      Shipping and handling costs related to finished goods are reported as a component of cost of sales in the consolidated statement of operations.

Cash

Successor
------------

      Cash includes cash on hand, balances with banks, net of bank overdrafts, and highly liquid temporary money market instruments with original maturities of three months or less. Bank borrowings are considered to be financing activities.

Predecessor
---------------

      Cash comprises cash on hand and demand deposits. Cash equivalents are short-term highly liquid investments with original maturities of 90 days or less, that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. TEL's parent, McCain Foods Limited through its subsidiary McCain Finance (Canada) Ltd, had an arrangement with its bankers whereby cash balances may be netted with bank advances for its Canadian entities for the purpose of calculating interest under a CD$100,000 long-term revolving credit facility agreement. McCain Finance (Canada) Ltd recharges TEL for interest on its bank borrowings at the Bank of Nova Scotia prime rate plus 2%.

Inventory

Successor
------------

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

Predecessor
---------------

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

Property, plant and equipment

      Property, plant and equipment are carried at cost, net of government grants, less accumulated depreciation. Depreciation is provided from the date assets are put into service at rates to depreciate the carrying cost of the property, plant and equipment over their estimated useful lives on a straight-line basis as follows:

                                                                        Successor        Predecessor
                                                                    --------------    ---------------
         Land improvements                                                     --           20 years

         Buildings                                                       20 years           20 years

         Property and plant under capital leases, excluding land      10-20 years                 --

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

Long-lived assets and goodwill

      Goodwill and long-lived assets, including certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed goodwill and long-lived assets as of December 31, 2004, and determined that no impairment loss need be recognized.

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

Derivative financial instruments

Successor
-------------

      We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

      We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

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

      Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. If the convertible debt or equity instruments are not considered to be "conventional", then the existence of the potential cash penalties under the related registration rights agreement requires that the embedded conversion option be accounted for as a derivative instrument liability. Similarly, the potential cash penalties under the related registration rights agreement may require us to account for the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

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

      If freestanding options or warrants were issued in connection with the issuance of convertible debt or equity instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. If the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

      To the extent that the fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

      The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

      The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Predecessor
---------------

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

Research and development costs

      Research and development costs of $245 for the three months ended December 31, 2004 include salaries, contractor fees, building costs, utilities and administrative expenses and were expensed as incurred and reported as a component of general and administrative expenses.

Income taxes

      We utilize Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Unrealized gains and losses on derivative financial instruments and certain stock-based expenses are considered to be permanent differences between book and tax reporting. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

      We have recorded a full valuation allowance against the benefits that would result from losses incurred to date, based on a history of losses from the predecessor owner of the assets purchased, as we are unable to determine if the losses will be utilized.

Net loss per share

      We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended December 31, 2004 consisted of options to purchase 4,020,000 common shares, warrants to purchase 2,200,000 common shares and debt convertible into up to 14,666,667 common shares) are not considered in the computations. Because the Company has incurred net losses for all periods, basic loss per share and diluted loss per share are the same.

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

SFAS 123(R) 'Share-Based Payments'

      In December 2004, the FASB issued Statement No. 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The adoption of FAS 123 (R) is not expected to have a material impact on our financial statements.

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

FIN 46(R) "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51"

      In December 2003, FASB Interpretation No. 46(R) was issued. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FIN 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

      1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

      2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

            a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

            b.    The obligation to absorb the expected losses of the entity

            c. The right to receive the expected residual returns of the entity.

      3. The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

      The adoption of FIN 46(R) had no effect on our financial statements.

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

7. Convertible credit facility and convertible long term debt

      Concurrently with the closing of the acquisition of the Thomas Equipment Limited assets, we entered into agreements with Laurus Master Fund, Ltd. ("Laurus'), a Cayman Islands corporation, pursuant to which we sold convertible notes, and options and warrants to purchase common stock, to Laurus in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus were:

      o     A secured convertible term note with a principal amount of $6,000;

      o A secured convertible minimum borrowing note with a principal amount of $8,000;

      o A secured convertible revolving note with a principal amount not to exceed $16,000, including the $8,000 minimum borrowing amount;

      o A common stock purchase warrant to purchase 2,200,000 shares of common stock of Thomas Equipment, at a purchase price of $2.25 per share, exercisable in whole or in part at any time for a period of seven years;

      o An option to purchase 4,020,000 shares of common stock of Thomas Equipment, at a purchase price of $.01 per share, exercisable in whole or in part at any time.

      The secured convertible notes, together with any accrued but unpaid interest and fees, are convertible by the holder into common stock, at any time, in whole or in part, at a price of $1.50 per share.

      Under the revolving credit facility, we are permitted to borrow an amount based upon eligible accounts receivable, inventory and fixed assets, less any reserves, as defined in the agreements with Laurus. We must pay a fee of 0.30% per annum on the average monthly unused amount of the revolving credit facility and a 1% per month fee on any balance in excess of the borrowing limit. We must also pay a fee in the event the facility is terminated prior to expiration.

      Our obligations under the notes are secured by all of our assets. The notes mature on November 9, 2007. The interest rate on the notes is reset once each month and is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 3.0%, provided, that, the annual rate of interest may not be less than 7.5%. However, the agreements also include a provision (an "interest rate reset feature") such that if the common stock into which the notes are convertible has been registered, then the interest rate which would otherwise apply is adjusted downwards by 25 basis points for each complete 25% by which the market price of our common stock exceeds the conversion price of $1.50 per share, during the five trading days preceding the date on which the interest rate is reset. The interest rate cannot be less than 0%.

      The $6,000 principal amount of the secured convertible term note is repayable at the rate of $207 per month together with accrued but unpaid interest, commencing on July 1, 2005.

      The $8,000 principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on November 9, 2007.

      The $6,000 secured convertible term note and the $8,000 minimum borrowing note may be redeemed by us in cash by paying Laurus 105% of the outstanding principal amount, plus accrued interest.

      Upon the occurrence of certain Events of Default under the agreements (including failure to effect registration of the underlying common stock or a change in control of the Company), Laurus has the right to require us to redeem the notes, at an amount of 115% of the outstanding principal amounts, plus accrued interest.

      Periodic principal and interest payment amounts on the $6,000 term note and the $8,000 minimum borrowing note may be paid, at the holder's option (i) in cash with a 3% premium (though no premium is charged if the payments are added to the convertible credit facility); or (ii) in shares of common stock, assuming the shares of common stock are registered under the Securities Act of 1933. If paid in shares of common stock, the number of shares to be issued is equal to the total amount due, divided by $1.50. If the average closing price of the common stock for five consecutive trading days prior to an amortization date is equal to or greater than $1.65, we may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the secured convertible term note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 22 consecutive trading days prior to a notice of conversion.

      The conversion price of the secured convertible notes may be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, prior to the October 28, 2005 amendment (Note 16) if we issue shares of common stock at a price below the fixed conversion price, the fixed conversion price of the secured convertible notes will be reduced accordingly. As a result, the secured convertible notes are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock".

      Laurus has contractually agreed (although it may withdraw that agreement upon giving due notice) to restrict its ability to convert the secured convertible notes or exercise its options and warrants if such conversion or exercise would result in the number of shares of common stock beneficially owned by them exceeding 9.99% of our outstanding shares of common stock.

      Our agreements with Laurus include a Registration Rights Agreement. This agreement requires us to pay Laurus a penalty of 2% per month of the principal amount of the loans of $22,000, if a registration statement registering the shares into which the notes are convertible and underlying the options and warrants, is not effective by July 22, 2005.

      The 4,020,000 options and 2,200,000 warrants issued to Laurus were valued, using the Black-Scholes option pricing model, at $4,020 and $792, respectively. Because of the potential penalties we may have to pay Laurus under the Registration Rights Agreement, these options and warrants have been recorded as derivative instrument liabilities, rather than as equity. These derivative instrument liabilities are adjusted to fair value (using the Black-Scholes option pricing model) at the end of each subsequent period, and any changes in the fair value are charged or credited to income in the period of change.

      Because the secured convertible notes are not considered to be conventional convertible debt, the embedded conversion option in the secured convertible notes is subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay Laurus under the Registration Rights Agreement, together with the fact that the conversion price of the debt can be adjusted if we issue common stock at a lower price, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. In addition, other embedded derivative instruments in the secured convertible notes, including the interest rate reset feature and Laurus' right to put the debt back to us with a 15% premium upon certain Events of Default, have been bifurcated and accounted for, together with the embedded conversion option, as a single compound derivative instrument. This derivative instrument liability was initially recorded at its fair value and is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. The most significant component of this compound derivative instrument is the embedded conversion option, which is revalued using the Black-Scholes option pricing model.

      The proceeds received from Laurus were first allocated to the fair value of the freestanding options and warrants and then to the fair value of the bifurcated embedded derivative instruments included in the convertible notes. The remaining proceeds were then allocated to the convertible notes, resulting in those notes being recorded at a significant discount from their face amounts. For the $6,000 term note and the $8,000 minimum borrowing note, that discount, together with the stated interest on the notes, is being amortized using an effective interest method over the term of the notes. Because of the frequent repayments under the revolving note, the discount is recognized as the note is repaid and the stated interest is recognized currently.

      At December 31, 2004, the following amounts were outstanding under the secured convertible term notes. See Note 11 for information on the derivative instrument liabilities related to the options and warrants issued to Laurus and the bifurcated embedded derivative instruments related to the notes.

Term loan, bearing interest at U.S. prime plus 3% (8.2% at December 31, 2004) with monthly
principal repayments of $207 per month plus interest, starting July 1, 2005                  $  6,000
Less: unamortized discount                                                                     (3,778)
                                                                                             --------

Balance at December 31, 2004                                                                 $  2,222
Less: current portion                                                                          (1,242)
                                                                                             --------
                                                                                             $    980
                                                                                             ========
Principal repayments are as follows, for the fiscal years ending June 30:
2005                                                                                         $      0
2006                                                                                            2,484
2007                                                                                            2,484
2008                                                                                            1,032

Minimum borrowing note, bearing interest at U.S. prime plus 3% (8.2% at December 31, 2004)
due on November 9, 2007                                                                      $  8,000
Less: unamortized discount                                                                     (5,098)
                                                                                             --------
Balance at December 31, 2004                                                                 $  2,902
                                                                                             ========

Principal repayments are as follows, for the fiscal years ending June 30:
2005                                                                                         $      0
2006                                                                                                0
2007                                                                                                0
2008                                                                                            8,000

Revolving credit facility, bearing interest at U.S. prime plus 3% (8.2% at
December 31, 2004)                                                                           $  6,945
Less: unamortized discount                                                                     (6,945)
                                                                                             --------
Balance at December 31, 2004                                                                 $      0
                                                                                             ========

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. At December 31, 2004, the amount of available borrowings pursuant to the formula was as follows:

Available borrowings supported by asset base                                                 $ 15,958
                                                                                             --------

Less: amount borrowed under minimum borrowing note                                              8,000
Less: amount borrowed under revolving credit facility                                           6,945
                                                                                             --------
                                                                                               14,945
                                                                                             --------

Excess availability                                                                          $  1,013
                                                                                             ========

      On January 26, 2005, we and Laurus amended certain terms of the original agreements to increase the maximum principal amount of the secured convertible revolving note to $20,000 (including the minimum borrowing note of $8,000). In consideration, we paid Laurus a fee of $128 and issued Laurus warrants to purchase 400,000 shares of our common stock, at a price of $2.25 per share. The warrants are exercisable at any time and expire on January 26, 2012.

      On February 28, 2005, we received an additional term loan from Laurus of $1,900 - see Note 16.

8. Capital lease obligations

      Under the terms of the Purchase Agreement between with Thomas Equipment Limited, we entered into two two-year capital lease agreements with Thomas Equipment Limited. Pursuant to the leases, we have the right at any time prior to the expiration of the lease terms to purchase the leased properties for $5,003 (based on the December 31, 2004 exchange rate). In addition, Thomas Equipment Limited has a right to require us to purchase the leased properties at the expiration of the leases. The leases require annual payments of $498 plus realty taxes, maintenance, heat and certain other expenses. We have recorded these leases as capital leases with future minimum repayments as follows:

      Fiscal year ending June 30:
                    2005                             $   249
                    2006                                 498
                    2007                               5,252
                                                     -------
                                                       5,999
      Less: amounts representing interest               (808)
                                                     -------
                                                       5,191
      Less: current portion                             (103)
                                                     -------
                                                     $ 5,088
                                                     -------

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

11.      Derivative financial instrument liabilities

      We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See
Note 7 for a discussion of embedded derivative instruments that have been bifurcated from our notes payable to Laurus.

      In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at December 31, 2004, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. The 4,020,000 options issued to Laurus have no stated expiration date; for the purposes of valuing these options using the Black-Scholes option pricing model, they are assumed to have an expiry date of November 9, 2011 (i.e. an initial life of seven years, the same as all warrants issued to Laurus). Because the exercise price of the options is de minimis ($0.01 per share), changing the assumed expiry date has no effect on the value of the options. All options, warrants and conversion options can be exercised by the holder at any time.

      Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 50%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 3.05% to 3.96%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

      At December 31, 2004, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

                                                                                 Exercise    Value -       Value -
                                                                                 Price Per   Issue      December 31,
  Issue Date     Expiry Date                     Instrument                       Share      Date          2004
---------------- ------------ -------------------------------------------------- ---------- ---------- --------------
11-09-2004       N/A          4,020,000 options issued to Laurus - see Note 7        $0.01     $4,020        $15,638

11-09-2004       11-09-2011   2,200,000 warrants issued to Laurus - see Note 7        2.25        792          5,874
                                                                                                             -------
Fair value of freestanding derivative instrument liabilities for options and warrants                        $21,512
                                                                                                             -------

                                                                                 Exercise     Value -     Value -
   Original       Facility                                                       Price Per    Issue    December 31,
  Issue Date     Expiry Date                     Instrument                        Share      Date         2004
---------------- ------------ -------------------------------------------------- ---------- ---------- --------------
11-09-2004       11-09-2007   Laurus - $6,000 term note - see Note 7                 $1.50     $1,124        $12,197

11-09-2004       11-09-2007   Laurus - $8,000 minimum borrowing note - see
                              Note 7                                                  1.50      1,648         17,899

11-09-2004       11-09-2007   Laurus - $8,000 revolving note - see Note 7             1.50      6,864         12,234
                                                                                                             -------
Fair value of bifurcated embedded derivative instrument liabilities, associated                              $42,330
with the above mentioned instruments.                                                                        -------

Total derivative financial instruments                                                                       $63,842
                                                                                                             =======

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

13. Other contingencies and commitments

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

14. Financing expense

      Capital leases                                                  $101
      Effective interest on credit facility and long-term debt         533
      Amortization of deferred financing costs                          58
      Note payable                                                      22
      Dividends on subsidiary's preferred shares                        95
                                                                      ----
                                                                      $809
                                                                      ====

15. Fair value and financial risks

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

      We are exposed to normal credit risk from customers. Trade accounts and financing receivables have significant concentrations of credit risk in the industrial and construction industry and, on a geographical basis, in the USA as disclosed in Note 12.

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

16. Subsequent events

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

Consulting services

      On January 31, 2005, in connection with investor relations services, we issued warrants to Redwood Consultants to purchase 250,000 common shares at an exercise price of $4 per share. The warrants are exercisable at any time and expire on January 31, 2008. Because the value of the services to be provided could not be reliably measured, we used the fair value of the warrants of $785, which amount was credited to additional paid-in capital and is being recognized as an expense over the estimated life of the services of one year.

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

      The following is a summary of the net assets acquired at the date of acquisition, at fair value:

      Net assets acquired
             Trade receivables                                                           $ 11,943
             Inventories                                                                    9,302
             Prepaids and other assets                                                      1,200
             Bank indebtedness                                                             (9,612)
             Accounts payable                                                              (8,782)
             Accrued and other liabilities                                                 (1,599)
             Property and equipment                                                         7,868
             Other assets                                                                     502
             Goodwill                                                                       5,255
             Notes payable                                                                 (8,374)
                                                                                         --------
             Net assets acquired                                                         $  7,703
                                                                                         ========

      Consideration paid:
             Common shares (1,082,640) issued to Pneutech shareholders                   $  3,470
             Warrants for common shares (211,062) issued to Pneutech shareholders             388
             Cash paid to redeem Pneutech preference shares and special shares                508
             Cash paid to redeem Pneutech preferred shares                                  2,259
             Cash paid to redeem Pneutech common stock warrants                             1,008
             Cash paid for transaction costs                                                   70
                                                                                         --------
             Consideration                                                               $  7,703
                                                                                         ========

      The purchase price was adjusted as a result of a change in the value assigned to the warrants issued to the former Pneutech shareholders. The adjustment, which was not material, was the result of a change in the volatility (using comparable companies - see Note 11) used to compute the Black-Scholes value of the warrants.

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

      o we issued Laurus a common stock purchase warrant exercisable to purchase 150,000 shares of common stock for a period of seven years at a price of $2.25 per share; and

      o the payments on the previously issued secured convertible term note in the principal amount of $6,000 commence on July 1, 2005, at which time the initial monthly payment in the amount of $207 is due and is due each month thereafter until the note is paid in full.

      Our original agreements with Laurus included a Registration Rights Agreement, under which we would begin to incur certain penalties if a registration statement registering the shares of common stock issuable on the exercise of options and warrants issued to Laurus and underlying the convertible term notes issued to Laurus was not effective by July 22, 2005.

      During our first fiscal quarter of 2006 (quarter ended September 30, 2005), Laurus agreed to waive, through October 31, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 31, 2005. As this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee did not have a material impact on our liquidity. This fee was recorded in our first fiscal quarter ended September 30, 2005.

      On October 28, 2005, we and Laurus entered into an agreement pursuant to which the original Registration Rights Agreement dated as of November 9, 2004 between us and Laurus was terminated in its entirety. As a result of such agreement, we are no longer required to register all of the shares of common stock held by Laurus or underlying options, warrants and convertible debt held by them.

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

      o To remove the requirement that the shares be registered before they can be used for repayment of the convertible debt obligations; and

      o To remove from our agreements the provisions related to the convertible debt that adjust the fixed conversion price in the event that we issue common stock at a lower price than the fixed conversion price and to replace such provisions with traditional anti-dilution provisions.

      In full consideration for all amounts due or which might otherwise have become due to Laurus pursuant to the Registration Rights Agreement, we agreed to pay Laurus a fee of $600.

      We have also agreed with Laurus to increase our revolving convertible credit facility to $22,000, for which Laurus charged a fee of $78.

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

      THE INFORMATION CONTAINED IN THIS FORM 10-Q IS NOT A COMPLETE DESCRIPTION OF OUR BUSINESS OR THE RISKS ASSOCIATED WITH AN INVESTMENT IN US. READERS ARE REFERRED TO DOCUMENTS FILED BY THOMAS WITH THE SECURITIES AND EXCHANGE COMMISSION, SPECIFICALLY OUR MOST RECENT FORM S-1 AND OTHER FILINGS, WHICH IDENTIFY IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.

           UNLESS OTHERWISE MARKED ALL AMOUNTS ARE IN U.S. DOLLARS IN
                   THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

Overview

      Thomas Equipment, Inc. has two business segments, Thomas Equipment and Pneutech.

      Thomas Equipment 2004 Inc acquired the business, fixed assets and inventory of Thomas Equipment Limited from McCain Foods Limited effective October 1, 2004, and manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators. In addition to industrial and construction products, Thomas Equipment manufactures a complete line of potato harvesting and handling equipment, and also operates five retail stores, three in Atlantic Canada, one in Presque Isle, Maine, and one in Lynnwood, Illinois. Thomas Equipment Limited originated in 1943 as a manufacturer of farm equipment and in 1964, was acquired by McCain Foods Limited. In 1969, Thomas Equipment Limited further diversified its product line with the development of the world's first hydrostatic drive skid steer loader. Today, this business manufactures a full line of skid steer loaders, attachments, screening plants, excavators, and other agricultural and industrial equipment as noted above.

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

      Although a significant portion of our sales are transacted in the U.S., most of our assets and operations are in Canada and, as a result, our functional currency for recording transactions is the Canadian dollar, which is then translated into U.S. dollars for reporting purposes. Amounts reported throughout this discussion derived from specific financial statements are translated at various period end rates or average period rates. Other amounts not related to results of operations or financial condition have been translated to U.S. dollars at the December 31, 2004 rate of $0.8303 per Canadian dollar.

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

Acquisition of Operating Businesses - Pneutech, Inc. and Subsidiaries

      On February 28, 2005, we acquired 100% of the common stock of Pneutech, in exchange for the issuance by us of a total of 1,082,640 shares of our common stock and warrants to purchase 211,062 shares of common stock, exercisable at $3.00 per share. Based on the market price of our common stock when the terms of the Pneutech acquisition were agreed and announced, the common stock was valued at $3,470. The warrants were valued at $388 using the Black-Scholes option pricing model, based on the value of our common stock when the acquisition terms were agreed and announced. An additional 167,360 shares of common stock were issued as of the closing in exchange for the cancellation of approximately $494 of debt owed by Pneutech. We also paid $6,494 to repay certain Pneutech debt and preferred stock and to redeem outstanding stock warrants.

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

      During our first fiscal quarter of 2006 (quarter ended September 30, 2005), Laurus agreed to waive, through October 31, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 31, 2005. As this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee did not have a material impact on our liquidity. This fee was recorded in our first fiscal quarter ended September 30, 2005.

      On October 28, 2005, we and Laurus entered into an agreement pursuant to which the original Registration Rights Agreement dated as of November 9, 2004 between us and Laurus was terminated in its entirety. As a result of such agreement, we are no longer required to register all of the shares of common stock held by Laurus or underlying options, warrants and convertible debt held by them.

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

      o To remove the requirement that the shares be registered before they can be used for repayment of the convertible debt obligations; and

      o To remove from our agreements the provisions related to the convertible debt that adjust the fixed conversion price in the event that we issue common stock at a lower price than the fixed conversion price and to replace such provisions with traditional anti-dilution provisions.

      In full consideration for all amounts due or which might otherwise have become due to Laurus pursuant to the Registration Rights Agreement, we agreed to pay Laurus a fee of $600, which will be recorded in our second quarter of fiscal 2006, ended December 31, 2005.

      We have also agreed with Laurus to increase our revolving convertible credit facility to $22,000, for which Laurus charged a fee of $78.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

      The information contained in this section is that of the successor Thomas Equipment, Inc. for the three months ended December 31, 2004 (unaudited)

      ------------------------------------------------------------------
            For the three months ended December 31, 2004 (unaudited)
      ------------------------------------------------------------------
      Revenues                                  14,416           100.0%
        Cost of Sales                           12,142            84.2%
      Gross Profit                               2,274            15.8%
        Selling Expenses                         1,360             9.4%
        G&A Expenses                             7,895            54.8%
        Provision for Doubtful Accounts             74             0.5%
        Other (Income) Expense                    (456)           (3.2%)
      Operating Loss                            (6,599)          (46.8%)
        Net Financial (Income) Expense             809            (5.6%)
        Derivative Instrument Expense, Net      47,702           330.9%
        Provision for Income Taxes                  --              --
      Net Loss                                 (55,110)         (382.3%)
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

Cost of Sales and Gross Profit

      Cost of sales was $12,142 for the three months ended December 31, 2004. As a percentage of sales, costs of sales were 84.2% for the three months ended December 31, 2004. Thomas Equipment Limited's decision, in 2003, to stop selling via auction channels decreased cost of sales as a percentage of sales by approximately 6%. This was partially offset by an increase in the our total cost of sales of approximately 3% due to rising steel prices which account for approximately 10% of our total cost of sales. As a result of the above, the gross profit margin was $2,274 for the three months ended December 31, 2004.

Selling Expenses

      Selling expenses were $1,360 for the three months ended December 31, 2004. As a percentage of sales, selling costs were 9.4% in 2004. Costs decreased primarily as a result of Thomas Equipment Limited's decision to exit from auction sales and to focus on increasing dealer sales.

General and Administrative Expenses

      General and administrative expenses for the three months ended December 31, 2004 were $7,895, including $6,431 related to stock-based compensation. The remaining expenses of $1,464, consisting of administrative expenses, insurance, legal, research and development costs and other non-manufacturing related expenses, remained relatively stable, mainly due to the reduction in staff count initiated in July 2004.

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

Other (Income) Expense, Net

      Other (income) expense, consisting of foreign currency gains, offset by other miscellaneous expenses, amounted to an income of $456 in the quarter ended December 31. We did not enter into, nor do we have, any foreign exchange contracts in the quarter ended December 31, 2004.

Net Financial (Income) Expense

      Net financial expense for the quarter ended December 31, 2004 was $809 which consisted mainly of interest on credit facilities and convertible credit facilities of $533, deferred financing fees of $58, interest on capital leases of $101 and dividends on a subsidiary's preferred shares of $95.

Derivative Instruments Expense, Net

      Derivative instruments expense of $47,702 represents the net unrealized (non-cash) change during the quarter ended December 31, 2004 in the fair value of our derivative instrument liabilities related to certain options, warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Provision for Income Taxes

      During the three months ended December 31, 2004, we experienced an operating loss for tax purposes. As we are uncertain as to whether we will be able to utilize these tax losses before they expire, we have provided a reserve for the income tax benefits associated with our net operating losses until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

      As a result of the above we reported a net loss of $55,110 for the three months ended December 31, 2004.

Comprehensive Loss

      For the three months ended December 31, 2004 we recorded losses for currency translation adjustments of $763 related to the translation of accounts to U.S. dollars for reporting purposes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

      The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended December 31, 2003 (unaudited).

      -------------------------------------------------------------------
            For the three months ended December 31, 2003 (unaudited)
      -------------------------------------------------------------------
      Revenues                                 $ 11,928            100.0%
        Cost of Sales                            10,664             89.4%
      Gross Profit                                1,264             10.6%
        Selling Expenses                          1,499             12.6%
        G&A Expenses                              1,265             10.6%
        Research and Development                    355              3.0%
        Provision for Doubtful Accounts             827              6.9%
        Other (Income) Expense                     (629)            (5.3%)
      Operating Loss                             (2,053)           (17.2%)
        Net Financial (Income) Expense              (23)              --
        Provision for Income Taxes                   17               --
      Net Loss                                   (2,047)           (17.2%)
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

      o     Derivative Instruments

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

Derivative instruments

      In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

      The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

New pronouncements

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

      During the three months from inception on October 1, 2004 through December 31, 2004, we had a net loss of $55,110 which included non-cash items totaling $55,944, consisting of stock based compensation, depreciation, amortization of debt discount and premiums and derivative instrument expense. However, as we only acquired inventory and property, plant and equipment along with Thomas Equipment Limited's business and the fact that we only took over operations effective October 1, 2004, our sales terms to customers resulted in collecting only $3,813 in cash from sales while our receivables increased to $10,820. Offsetting a portion of the low level of cash received were an increase in trade payables of $7,188. As a result, net cash used in operating activities during the quarter was $3,596.

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

      Net cash provided by financing activities was $22,455 consisting of $15,970 of debt used to acquire the assets of Thomas Equipment Limited, $2,149 in proceeds from the sale of our common stock principally to founders and $5,512 in additional borrowing under our credit facilities. At December 31, 2004 our debt and redeemable preferred stock have terms of 16 to 34 months with interest rates ranging from 4% to 8.2%. The redeemable preferred stock of our subsidiary ($8,303), is due on April 26, 2006. At December 31, 2004, $20,945 face amount of debt, which has a carrying value of $5,124 and an associated embedded derivative instrument liability of $42,330, is convertible into shares of our common stock at $1.50 per share. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding.

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

      During our first fiscal quarter of 2006 (quarter ended September 30, 2005), Laurus agreed to waive, through October 31, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 31, 2005. As this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee did not have a material impact on our liquidity. This fee was recorded in our first fiscal quarter ended September 30, 2005.

      On October 28, 2005, we and Laurus entered into an agreement pursuant to which the original Registration Rights Agreement dated as of November 9, 2004 between us and Laurus was terminated in its entirety. As a result of such agreement, we are no longer required to register all of the shares of common stock held by Laurus or underlying options, warrants and convertible debt held by them.

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

      o To remove the requirement that the shares be registered before they can be used for repayment of the convertible debt obligations; and

      o To remove from our agreements the provisions related to the convertible debt that adjust the fixed conversion price in the event that we issue common stock at a lower price than the fixed conversion price and to replace such provisions with traditional anti-dilution provisions.

      In full consideration for all amounts due or which might otherwise have become due to Laurus pursuant to the Registration Rights Agreement, we agreed to pay Laurus a fee of $600, which was recorded in our second quarter of fiscal 2006, ended December 31, 2005.

      We have also agreed with Laurus to increase our revolving convertible credit facility to $22,000, for which Laurus charged a fee of $78.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

      In January 2005, TE2004 and Clifford Rhee were served in a legal action by Neil D'Souza, the former President and CEO of Thomas Equipment Limited. Mr. D'Souza claims he was offered employment by TE2004 in connection with the acquisition of the assets of Thomas Equipment Limited, which offer of employment was not honored. Mr. D'Souza claims damages of approximately $409,000, plus additional unspecified amounts. The Company intends to vigorously defend this action.

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

                                  THOMAS EQUIPMENT, INC.


Dated:   January 17, 2006         By: /s/ Clifford M. Rhee
                                  --------------------------------------------
                                  Clifford M. Rhee,
                                  President (Principal Executive Officer)


Dated:   January 17, 2006         By: /s/ Luigi Lo Basso
                                  --------------------------------------------
                                  Luigi Lo Basso,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)