Form 10QSB/A
period 2005-03-31
Thomas Equipment, Inc.
filed 2006-01-17
CIK 1122380

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

                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended March 31, 2005, as previously filed on May 13, 2005 and amended on October 7, 2005.

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

The effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on our consolidated statements of operations for the three and six month periods ended March 31, 2005, was an increase in our net loss of $56,501 and $103,454, respectively. Basic and diluted loss per share for the three and six month periods ended March 31, 2005 increased by $2.77 and $5.12, respectively. The effect on our consolidated balance sheet as of March 31, 2005 was a decrease in assets of $390, an increase in liabilities of $117,383 and a decrease in stockholders' equity of $117,773.

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

ITEM 1.   FINANCIAL STATEMENTS

                             THOMAS EQUIPMENT, INC.

                               Successor Business

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                  (Unaudited - in thousands, except share data)

================================================================================
                                                                   (as restated)
ASSETS

Current assets:
  Cash                                                                $    1,111
  Accounts receivable, net of allowance for
    doubtful accounts of $446                                             25,270
  Inventories, net (Note 4)                                               36,475
  Prepaid expenses and other assets                                        2,707
                                                                      ----------
                                                                          65,563

Property, plant and equipment, net (Note 5)                               19,695

Deferred finance costs                                                     1,455

Other assets                                                               1,201

Goodwill                                                                   5,348
                                                                      ----------
                                                                      $   93,262
                                                                      ==========

                                                                    (continued-)

                             THOMAS EQUIPMENT, INC.

                               Successor Business

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005
                  (Unaudited - in thousands, except share data)

                                                                    (-continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                               (as restated)

Liabilities

Current liabilities:
  Revolving credit facilities (Note 7)                                $   9,762
  Convertible credit facility (Note 8)                                       --
  Trade payables                                                         19,844
  Warranty liability                                                        420
  Other payables and accrued liabilities                                  7,424
  Current portion of long term debt (Note 6)                              7,787
  Current portion of convertible long term debt (Note 8)                  1,863
  Current portion of capital lease obligations (Note 9)                     137
                                                                      ---------
                                                                         47,237

Long term debt (Note 6)                                                   1,360
Convertible minimum borrowing note (Note 8)                               3,134
Convertible long term debt (Note 8)                                         709
Capital lease obligations (Note 9)                                        4,965
Deferred taxes                                                              547
Redeemable preferred stock of subsidiary (Note 10)                        8,220
Derivative financial instruments (Note 12)                              129,293
                                                                      ---------
                                                                        195,465
                                                                      ---------
Commitments and Contingencies (Note 15)

Stockholders' Equity:
  Common stock                                                                2
  Additional paid in capital                                             14,037
  Accumulated deficit                                                  (115,545)
  Accumulated other comprehensive income (loss)                            (697)
                                                                      ---------
                                                                       (102,203)
                                                                      ---------
                                                                      $  93,262
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

                             THOMAS EQUIPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  (Unaudited - in thousands, except share data)

=========================================================================================================================

                                                Successor Business    |                  Predecessor Business
                                        ----------------------------  | --------------------------------------------
                                            Three                     |                    Three            Nine
                                            Months       Six Months   |     Three          Months           Months
                                             Ended          Ended     |  Months Ended      Ended            Ended
                                           March 31,      March 31,   |   September       March 31,       March 31,
                                             2005           2005      |   30, 2004          2004            2004
                                        ------------    ------------  | ------------    ------------    ------------
                                        (as restated)   (as restated)

Sales                                   $     17,036    $     31,452  | $     13,857    $     12,622    $     39,199
                                                                      |
Cost of sales                                 14,770          26,912  |       11,770          10,902          33,978
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Gross profit                                   2,266           4,540  |        2,087           1,720           5,221
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Operating expenses:                                                   |
                                                                      |
Selling                                        1,760           3,120  |        1,797           1,561           4,632
General and administrative                     1,999           9,894  |        2,221           1,588           4,263
Provision for doubtful receivables                57             131  |           41             265           1,228
Other (income) expense                           511              55  |         (884)           (103)           (763)
                                        ------------    ------------  | ------------    ------------    ------------
                                               4,327          13,200  |        3,175           3,311           9,360
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Operating loss                                (2,061)         (8,660) |       (1,088)         (1,591)         (4,139)
                                                                      |
Net financial expense (income)                 1,447           2,256  |          499             (14)             19
Derivative instrument expense, net            56,927         104,629  |           --              --              --
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Net loss before income taxes                 (60,435)       (115,545) |       (1,587)         (1,577)         (4,158)
                                                                      |
Provision for income taxes                        --              --  |           15              17              49
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Net loss                                $    (60,435)   $   (115,545) | $     (1,602)   $     (1,594)   $     (4,207)
                                        ============    ============  | ============    ============    ============
                                                                      |
Weighted average shares outstanding       20,435,393      20,214,088  |    8,643,000       2,643,000       2,643,000
                                        ------------    ------------  | ------------    ------------    ------------
                                                                      |
Basic and diluted loss per share        $      (2.96)   $      (5.72) | $      (0.19)   $      (0.60)   $      (1.59)
                                        ============    ============  | ============    ============    ============
                                                                      |
Reconciliation of Comprehensive Loss:                                 |
                                                                      |
Net loss                                $    (60,435)   $   (115,545) | $     (1,602)   $     (1,594)   $     (4,207)
Other comprehensive income (loss) -                                   |
foreign currency translation                      66            (697) |         (726)            269            (633)
                                        ------------    ------------  | ------------    ------------    ------------
Total comprehensive loss                $    (60,369)   $   (116,242) | $     (2,328)   $     (1,325)   $     (4,840)
                                        ============    ============  | ============    ============    ============

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

                             THOMAS EQUIPMENT, INC.

                               Successor Business

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited - in thousands, except share and per share data)

--------------------------------------------------------------------------------------------------------------------------
                                                   Common Stock          Additional                    Other
                                            -------------------------     Paid-In    Accumulated    Comprehensive
                                                Shares        Amount      Capital      Deficit          Loss       Total
                                            ------------------------------------------------------------------------------
Balances, October 1, 2004 (Inception)                --   $       --   $       --   $        --   $        --   $       --

Common stock issued in exchange for net
liabilities in a recapitalization             1,075,000           --           --            --            --           --

Contribution of services by founders                 --           --          322            --            --          322

Common stock sold on October 11, 2004 to
founders for cash                            16,945,000            2        2,127            --            --        2,129

Stock-based compensation related to common
stock sold on October 11, 2004 to founders           --           --        5,520            --            --        5,520

Common stock sold on November 9, 2004 to
Laurus for cash                               1,980,000           --           20            --            --           20

Stock-based compensation related to common
stock sold on November 9, 2004 to Laurus
for cash                                             --           --          911            --            --          911

Warrants for 250,000 common shares issued
on January 31, 2005 in connection with
investor relations services                          --           --          785            --            --          785

Acquisition of Pneutech on February 28,
2005:

   Common stock issued                        1,082,640           --        3,470           --            --         3,470
   Warrants for 211,062 common shares,
   as restated                                       --           --          388           --            --           388

Common stock issued on February 28, 2005
in repayment of Pneutech debt                   167,360           --          494           --            --           494

Currency translation adjustment                      --           --           --           --          (697)         (697)

Net loss for the period, as restated                 --           --           --     (115,545)          --       (115,545)
                                            ------------------------------------------------------------------------------
Balances, March 31, 2005, as restated        21,250,000   $        2   $   14,037   $ (115,545)   $     (697)   $ (102,203)
                                            ==============================================================================

=========================================================================================================================

See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                     Successor       |
                                                                     Business        |                Predecessor Business
                                                                   --------------    |     -----------------------------------------
                                                                                     |           Three                     Nine
                                                                     Six Months      |           Months                    Months
                                                                       Ended         |           Ended                     Ended
                                                                   March 31, 2005    |     September 30, 2004         March 31, 2004
                                                                   --------------    |     ------------------         --------------
                                                                   (as restated)

Cash Flows From Operating Activities:                                                |
                                                                                     |
Net loss                                                             $(115,545)      |          $ (1,602)                $ (4,207)
Adjustments to reconcile net loss to net cash used in                                |
  operating activities:                                                              |
    Stock compensation                                                   6,431       |                --                       --
    Derivative instrument expense                                      104,629       |                --                       --
    Amortization of debt discounts and premium                             830       |                --                       --
    Depreciation and amortization                                          993       |               531                    1,209
    Gain on sale of property, plant and equipment                           --       |                (3)                     (29)
    Contribution of services                                               322       |                --                       --
    Allowance for doubtful receivables                                     131       |
Net change in working capital items                                     (3,800)      |            (1,111)                    (382)
Net change in employee future benefit liabilities                           --       |                 8                       33
                                                                      --------       |          --------                 --------
Net Cash Used In Operating Activities                                   (6,009)      |            (2,177)                  (3,376)
                                                                      --------       |          --------                 --------
                                                                                     |
Cash Flows From Investing Activities:                                                |
                                                                                     |
  Cash paid for acquisition of assets of Thomas                        (18,119)      |                --                       --
  Cash paid for acquisition of Pneutech, Inc.                           (3,845)      |                --                       --
  Insurance claim received                                                  --       |                --                      587
  Proceeds on sale of property, plant and equipment                         --       |                20                       47
  Purchase of property, plant and equipment                               (195)      |              (292)                    (977)
                                                                      --------       |          --------                 --------
Net Cash Used In Investing Activities                                  (22,159)      |              (272)                    (343)
                                                                      --------       |          --------                 --------
                                                                                     |
Cash Flows From Financing Activities:                                                |
                                                                                     |
  Proceeds from debt issuance                                           15,970       |                --                       --
  Net repayments of advances from affiliated companies                      --       |              (588)                   4,339
  Increase in bank advances                                             12,911       |             2,277                     (779)
  Proceeds from sales of common stock                                    2,149       |                --                       --
  Deferred financing costs                                              (1,394)      |                --                       --
  Payments on capital lease obligations                                   (249)      |                --                       --
                                                                      --------       |          --------                 --------
Net Cash Provided By Financing Activities                               29,387       |             1,689                    3,560
                                                                      --------       |          --------                 --------
                                                                                     |
Net Increase (Decrease) In Cash                                          1,219       |              (760)                    (159)
                                                                                     |
Effect Of Exchange Rate Changes On Cash                                   (108)      |                23                       86
                                                                                     |
Cash, Beginning Of Period                                                   --       |               823                       80
                                                                      --------       |          --------                 --------
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
                                                                                     |
Supplemental Disclosure Of Cash Flow Information -                                   |
  Interest paid                                                       $    818       |         $     15                 $     --
                                                                      ========       |         ========                 ========
                                                                                     |
Supplemental Disclosures Of Non-Cash Investing And                                   |
Financing Activities:                                                                |
                                                                                     |
   Stock based compensation                                           $  6,431       |         $     --                 $     --
                                                                      ========       |         ========                 ========
   Property and equipment acquired under capital leases               $  5,254       |         $     --                 $     --
                                                                      ========       |         ========                 ========
   Warrants issued for investor relations services, as restated       $    785       |         $     --                 $     --
                                                                      ========       |         ========                 ========
   Common shares and warrants issued in Pneutech Inc                                 |
     acquisition, as restated                                         $  3,858       |         $     --                 $     --
                                                                      ========       |         ========                 ========

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

Acquisition of Assets of Thomas Equipment Limited

      On November 9, 2004, TE2004 acquired the fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited," the "Predecessor" or the "Predecessor Business," an unrelated Company) effective as of October 1, 2004. The acquisition was accounted for by the purchase method in accordance with Financial Accounting Standards Board Statement No. 141 ("SFAS 141") and the results of operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price (including capital leases), calculated in accordance with SFAS 141, was $37,182.

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

      The purchase price of the assets was funded with cash consideration totalling $18,119 which was sourced from loans received from Laurus Master Fund, Ltd. ("Laurus") (see Note 8) and cash received from our founders for common stock. The balance of the purchase price of $19,063 was financed with the Predecessor (Thomas Equipment Limited) and its parent company (McCain Foods Limited), with a take back note of $2,260 (see Note 6); capital lease financing provided by the Predecessor of $5,254 (see Note 9); the sale of preferred shares of our subsidiary TE2004 of $8,370 to McCain (see Note 10); and the balance of $3,179 was a short term note payable to the Predecessor due in three payments starting one month after closing and then each of the two following months.

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
                                                                                 ========

      The purchase price was adjusted as a result of a change in the value assigned to the warrants issued to the former Pneutech shareholders. The adjustment, which was not material, was the result of a change in the volatility (using comparable companies - see Note 12) used to compute the Black-Scholes value of the warrants.

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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)


      The redemption of the preference shares, special shares, preferred shares, common stock warrants and the repayment of the Roynat Capital debenture were funded by the sale of the subordinated debenture to Roynat Merchant Capital Inc. (see Note 6) and a loan from Laurus Master Fund, Ltd. (see Note 8).

      Because Mr. Rhee had a controlling interest in Pneutech, the fair value increase in the assets acquired and the allocation to goodwill in Pneutech has been reduced by the proportionate share of his post-combination ownership percentage.

      The results of operations and financial position of Pneutech have been included in our consolidated financial statements since the acquisition date. The following unaudited pro forma financial information for the three and nine months ended March 31, 2005 and 2004 includes the historical and pro forma effects of the October 1, 2004 acquisition of the business and certain assets of Thomas Equipment Limited and the February 28, 2005 acquisition of Pneutech Inc. and its subsidiaries, the effects of an October 28, 2005 amendment to the various finance agreements, together with other pro forma adjustments, as if these transactions had taken place at the beginning of the periods presented.

      The unaudited pro forma financial information is not necessarily indicative of what the results of operations actually would have been if the transactions had in fact occurred at the beginning of the periods presented. Moreover, they are not intended to be indicative of future results of operations or financial position.

      On October 28 2005, we and Laurus entered into an agreement pursuant to which the Registration Rights agreement dated November 9, 2004 between the Company and Laurus was terminated in its entirety (see Note 18 Recent Events).

(in thousands, except per share data)

                                                                          Nine           Nine
                                            Three          Three          Months         Months
                                            Months         Months         Ended          Ended
                                         Ended March    Ended March      March 31,      March 31,
                                           31, 2005       31, 2004         2005           2004
                                           --------       --------       --------       --------
Sales                                      $ 25,073       $ 23,952       $ 71,859       $ 71,472
                                           =====================================================

Net income (loss)                          $ (7,034)      $ (1,198)      $ (9,064)      $ (6,726)
                                           =====================================================

Earnings per share: basic and diluted      $  (0.33)      $  (0.45)      $  (0.43)      $  (2.52)
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

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

Restatement

      These financial statements, as of March 31, 2005 and for the three and six month periods then ended, have been restated to record as derivative instrument liabilities options and warrants issued in connection with certain of our debt instruments and to bifurcate and separately account for derivative instruments embedded in those debt instruments. We have also modified the estimated volatility used in the Black-Scholes option pricing model used to value our options and warrants and the conversion options embedded in our debt instruments. As a result, the effect on our accompanying consolidated balance sheet as of March 31, 2005 was a decrease in assets of $390, an increase in liabilities of $117,383 and corresponding decrease in stockholders' equity of $117,773. The effect on our consolidated statements of operations for the three and six month periods then ended was an increase in our net loss of $56,501 and $103,454, respectively. Basic and diluted loss per share for the three and six month periods ended March 31,2005 increased by $2.77 and $5.12, respectively.

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

Use of estimates

      In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments; the amortization periods for debt issuance costs and the amortization of discounts on convertible securities arising from warrants, options and bifurcated derivative instruments; estimates that arise from the provisions for doubtful accounts, warranties and inventory obsolescence; contingent liabilities; the valuation of deferred income tax assets; assumptions used in stock-based compensation calculations and estimating depreciation of tangible assets. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Research and development costs

      Research and development costs of $275 and $520, respectively, for the three and six month periods ended March 31, 2005 include salaries, contractor fees, building costs, utilities and administrative expenses and were expensed as incurred and reported as a component of general and administrative expenses.

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

Net loss per share

      We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which as of March 31, 2005 consisted of options to purchase 4,020,000 common shares, warrants to purchase 4,211,062 common shares and debt convertible into up to 18,600,000 common shares) are not considered in the computations. Because the Company has incurred net losses for all periods, basic loss per share and diluted loss per share are the same.

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
                                                                                                       -------

Debenture payable to Roynat Merchant Capital Inc., bearing interest at 15%, due December
30, 2005, repaid April 19, 2005.  Funds were used to refinance liabilities assumed in the Pneutech Inc. acquisition.  As security, the Company provided collateral of property and equipment. There are no material debt covenants. Roynat Merchant Capital Inc. has
accepted a second position to Laurus Master Fund.                                                        5,343

Debt discount, net of amortization of $274, related to warrants to purchase 1,000,000 common shares at an exercise price of $3 per share.  The warrants are exercisable at any time and expire on August 28, 2006.  The warrants were valued using the Black-Scholes option pricing model based
on the market price of the common shares at the time the warrants were issued (Note 12).                (3,016)
                                                                                                       -------
                                                                                                         2,327
                                                                                                       -------
Various loans with interest rates ranging from Canadian prime rate plus 1.5% to 8.45% (Canadian prime was 5.75% at March 31, 2005), amortized from 2007 to 2009, repayable in monthly instalments
of principal of $28 plus interest, assumed on the acquisition of Pneutech Inc.                             524

Samsung Industries - various loans with interest rates ranging from 4.12% to 12.00% repayable
through 2012, assumed on the acquisition of Pneutech Inc.                                                2,997

Private loans with interest rates ranging from 3% to 8%, with regular principal
and interest payments providing for repayment by 2006, assumed on the acquisition of Pneutech Inc.       1,080
                                                                                                       -------
                                                                                                         4,601
                                                                                                       -------

Total                                                                                                    9,147
Less: current portion                                                                                   (7,787)
                                                                                                       -------
                                                                                                       $ 1,360
                                                                                                       =======

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

The debenture payable to Roynat Merchant Capital Inc. and the Samsung Industries loans were repaid on April 19, 2005 with part of the proceeds from the sale of preferred stock and warrants (see Note 18).

7. Credit facilities

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

8. Convertible credit facility and convertible long term debt

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

      The conversion price of the secured convertible notes may be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if we issue shares of common stock at a price below the fixed conversion price, the fixed conversion price of the secured convertible notes will be reduced accordingly. As a result, the secured convertible notes are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock".

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

      On January 26, 2005, we and Laurus amended certain terms of the original agreements to increase the maximum principal amount of the secured convertible revolving note to $20,000 (including the minimum borrowing note of $8,000). In consideration, we paid Laurus a fee of $128 and issued Laurus warrants to purchase 400,000 shares of our common stock, at a price of $2.25 per share. The warrants are exercisable at any time and expire on January 26, 2012. Because the warrants are subject to our Registration Rights Agreement with Laurus, they have been accounted for as a derivative instrument liability (see Note 12). The warrants were valued using the Black-Scholes option pricing model and recorded at their initial fair value of $2,424.

      On February 28, 2005, concurrently with the Closing of the Pneutech acquisition, we and Laurus amended certain terms of the original agreements, including the following:

      o we issued to Laurus an additional secured convertible term note in the principal amount of $1,900, due November 9, 2007, repayable in monthly principal instalments of $66 plus interest, starting on July 1, 2005; this additional term loan is subject to the same general agreements, conversion price and other terms as the original term loans, described above.

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

      o we issued to Laurus warrants to purchase 150,000 shares of common stock, exercisable at any time, in whole or in part, for a period of seven years at an exercise price of $2.25 per share; and

      o the payments on the previously issued secured convertible term note in the principal amount of $6,000 will commence on July 1, 2005, at which time the initial monthly payment of $207 is due and is due each month thereafter until the note is paid in full.

      Because the warrants and the common stock underlying the conversion option embedded in the $1,900 term loan are subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument liabilities (see Note 12). The warrants were valued using the Black-Scholes option pricing model at $698. The embedded derivative instruments (primarily the conversion option) related to the $1,900 term loan were bifurcated and recorded as a derivative instrument liability. Because the fair value of the warrants of $698 and the fair value of the bifurcated derivative instrument of $6,778 exceeded the proceeds received, the term loan was initially recorded at zero and a charge to income of $5,576 was recognized to record the warrants and the bifurcated derivative instrument at their fair values (see Note 12).

      At March 31, 2005, the following amounts were outstanding under the secured convertible term notes. See Note 12 for information on the derivative instrument liabilities related to the options and warrants issued to Laurus and the bifurcated embedded derivative instruments related to the notes.

Term loan, bearing interest at U.S. prime plus 3% (8.2% at March 31, 2005) with monthly
principal repayments of $207 per month plus interest, starting July 1, 2005                   $  6,000
Less: unamortized discount                                                                      (3,428)
                                                                                              --------
Balance at March 31, 2005                                                                     $  2,572
Less: current portion                                                                           (1,863)
                                                                                              --------
                                                                                              $    709
                                                                                              ========
Principal repayments are as follows, for the fiscal years ending June 30:
2005                                                                                          $      0
2006                                                                                             2,484
2007                                                                                             2,484
2008                                                                                             1,032

Minimum borrowing note, bearing interest at U.S. prime plus 3% (8.2% at March 31, 2005) due
on November 9, 2007                                                                           $  8,000
Less: unamortized discount                                                                      (4,866)
                                                                                              --------
Balance at March 31, 2005                                                                     $  3,134
                                                                                              ========

Principal repayments are as follows, for the fiscal years ending June 30:
2005                                                                                          $      0
2006                                                                                                 0
2007                                                                                                 0
2008                                                                                             8,000

Term loan, bearing interest at U.S. prime plus 3% (8.2% at March 31, 2005) with monthly
principal repayments of $66 per month plus interest, starting July 1, 2005                    $  1,900
Less: unamortized discount                                                                      (1,900)
                                                                                              --------
Balance at March 31, 2005                                                                     $      0
Less: current portion                                                                               (0)
                                                                                              --------
                                                                                              $      0
                                                                                              ========
Principal repayments are as follows, for the fiscal years ending June 30:
 2005                                                                                         $      0
 2006                                                                                              792
 2007                                                                                              792
 2008                                                                                              316

Revolving credit facility, bearing interest at U.S. prime plus 3% (8.2% at March 31, 2005)    $ 10,504
Less: unamortized discount                                                                     (10,504)
                                                                                              --------
Balance at March 31, 2005                                                                     $      0
                                                                                              ========

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. At March 31, 2005, the amount of available borrowings pursuant to the formula was as follows:

Available borrowings supported by asset base                                                  $ 18,660
                                                                                              --------

Less: amount borrowed under minimum borrowing note                                               8,000
Less: amount borrowed under revolving credit facility                                           10,504
                                                                                              --------
                                                                                                18,504
                                                                                              --------

Excess availability                                                                           $    156
                                                                                              ========

      On October 28, 2005, we and Laurus entered into an agreement pursuant to which the Registration Rights Agreement dated November 9, 2004 between the Company and Laurus was terminated in its entirety (see Note 18 Recent Events).

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

      Fiscal year ending June 30:

      2005                                                    $  123
      2006                                                       493
      2007                                                     5,077
                                                              ------
                                                               5,693
      Less: amounts representing interest                        591
                                                              ------
                                                               5,102
      Less: current portion                                      137
                                                              ------
                                                              $4,965
                                                              ------

      The company used a discount rate of approximately 8% in the capital lease accounting which represents the Company's effective borrowing rate at the time the leases were entered into (Thomas Equipment Limited used a different discount rate which approximated their effective borrowing rate).

10.   Redeemable preferred shares

      The Company has 5,000,000 shares of preferred stock authorized, $0.0001 par value. At March 31, 2005, no shares were issued and outstanding. On April 19, 2005, as described in Note 18, we sold 25,000 preferred shares.

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

12.      Derivative financial instrument liabilities

      We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See
Note 8 for a discussion of embedded derivative instruments that have been bifurcated from our notes payable to Laurus.

      In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. The 4,020,000 options issued to Laurus have no stated expiration date; for the purposes of valuing these options using the Black-Scholes option pricing model, they are assumed to have an expiry date of November 9, 2011 (i.e. an initial life of seven years, the same as all warrants issued to Laurus). Because the exercise price of the options is de minimis ($0.01 per share), changing the assumed expiry date has no effect on the value of the options. All options, warrants and conversion options can be exercised by the holder at any time.

      Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 50%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 3.05% to 4.33%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options and warrants.

      At March 31, 2005, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

                                                                                 Exercise   Value -       Value -
                                                                                 Price Per    Issue      March 31,
  Issue Date     Expiry Date                     Instrument                        Share      Date         2005
---------------- ------------ --------------------------- ---------------------- ---------- ---------- --------------
11-09-2004       N/A          4,020,000 options issued to Laurus - see Note 8        $0.01     $4,020       $ 23,678

11-09-2004       11-09-2011   2,200,000 warrants issued to Laurus - see Note 8        2.25        792          9,966

01-26-2005       01-26-2012   400,000 warrants issued to Laurus - see Note 8          2.25      2,424          1,820

02-28-2005       02-28-2012   150,000 warrants issued to Laurus - see Note 8          2.25        698            684

02-28-2005       08-28-2006   1,000,000 warrants issued to Roynat - see Note 6        3.00      3,290          3,190
                                                                                                            --------
Fair value of freestanding derivative instrument liabilities for options and warrants                       $ 39,338
                                                                                                            --------

                                                                                 Exercise   Value -       Value -
   Original       Facility                                                       Price Per    Issue    December 31,
  Issue Date     Expiry Date                     Instrument                        Share      Date         2004
---------------- ------------ -------------------------------------------------- ---------- ---------- --------------
11-09-2004       11-09-2007   Laurus - $6,000 term note - see Note 8              $   1.50   $  1,124       $ 20,858

02-28-2005       11-09-2007   Laurus - $1,900 term note - see Note 8                  1.50      6,778          6,405

11-09-2004       11-09-2007   Laurus - $8,000 minimum borrowing note - see
                              Note 8                                                  1.50      1,648         30,655

11-09-2004       11-09-2007   Laurus - $8,000 revolving note - see Note 8             1.50      6,864         32,037
                                                                                                            --------
Fair value of bifurcated embedded derivative instrument liabilities,
  associated with the above mentioned instruments.                                                          $ 89,955
                                                                                                            --------

Total derivative financial instruments                                                                      $129,293
                                                                                                            ========

13.   Common stock warrants issued to non-employees

      We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued.

      Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 50%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used were 3.43% and 4.00%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

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

      On February 28, 2005, in connection with the acquisition of Pneutech and as part of the purchase price consideration, we issued warrants to the former Pneutech shareholders to purchase 211,062 common shares at an exercise price of $3 per share. The warrants are exercisable at any time and expire on February 28, 2010. The warrants were valued at $388, which was recorded as part of the consideration paid for the acquisition of Pneutech.

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
                            =================================   |   ======================================================
                                                                |
Industrial and                                                  |
construction                $        16,913    $       30,836   |   $         12,147    $         12,551    $       34,960
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

15.   Contingencies and commitments

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

16.   Financing expense

      Capital leases                                                     $  187
      Effective interest on credit facilities and long term debt          1,648
      Amortization of deferred financing costs                              121
      Notes payable                                                          44
      Dividends on preferred shares of subsidiary                           256
                                                                         ------
      Total                                                              $2,256
                                                                         ======

                             THOMAS EQUIPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - in thousands, except share and per share data)

17.   Fair value and financial risks

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

      We are exposed to normal credit risk from customers. Trade accounts and financing receivables have significant concentrations of credit risk in the industrial and construction industry and, on a geographical basis, in the USA as disclosed in Note 14.

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

18.   Recent events

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

      As of January 17, 2006, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. As the registration statement was not filed and was not effective by October 19, 2005, we began, as of October 20, 2005, to incur damages of 1% per month of the face value of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

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

      As of January 17, 2006, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. Effective October 19, 2005, we began to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

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

------------------------------------------------------------------

Revenues                                       $17,036     100.0%
  Cost of Sales                                 14,770      86.7%
Gross Profit                                     2,266      13.3%
  Selling Expenses                               1,760      10.3%
  G&A Expenses                                   1,999      11.7%
  Provision for Doubtful Accounts                   57       0.3%
  Other (Income) Expense                           511       3.0%
Operating Loss                                  (2,061)    (12.1%)
  Net Financial Expense                          1,447       8.5%
  Derivative Instrument Expense, net            56,927     334.2%
Net Loss                                       (60,435)   (354.7%)

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

Selling Expenses

      For the three months ended March 31, 2005, selling expenses were $1,760 and include $339 for the one month of Pneutech since its acquisition. As a percentage of sales, selling costs were 10.3% which is an increase from 9.4% during the quarter ended December 31, 2004. This increase primarily resulted from additional expenditures in focusing on increasing our market share.

General and Administrative Expenses

      For the three months ended March 31, 2005, general and administrative expenses were $1,999 and include $573 for the one month of Pneutech since its acquisition. As a percentage of sales, general and administrative costs were 11.7% which is an increase from 8.5% during the quarter ended December 31, 2004. This increase is primarily the result of professional fees related to becoming public.

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $57 for the quarter ended March 31, 2005. Because of our limited history, we use the historical experience of our predecessor in providing for credit losses.

Other (Income) Expense, Net

      Other (income) expense, consisting of foreign currency losses and other miscellaneous expenses, amounted to an expense of $511 in the quarter ended March 31, 2005.

Net Financial Expense

      Net financial expense for the three months ended March 31, 2005 was $1,447 which consisted mainly of interest on credit facilities and convertible credit facilities of $938, accretion of debt premiums on Laurus borrowings of $177, amortization of deferred financing fees of $63 and dividends on a subsidiary's preferred stock of $161.

Derivative Instrument Expense, net

      Derivative instruments expense of $56,927 represents the net unrealized (non-cash) change during the three months ended March 31, 2005 in the fair value of our derivative instruments liabilities related to certain options, warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

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

Net Loss

      As a result of the above, we reported a net loss of $60,435 for the quarter ended March 31, 2005.

Comprehensive Loss

      For the quarter ended March 31, 2005, we recorded a gain for currency translation adjustments of $66. This gain is the result of differences in our functional currency, the Canadian dollar, and our reporting currency, the U.S. dollar.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

      The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended March 31, 2004 (unaudited).

------------------------------------------------------------------

Revenues                                      $12,622      100.0%
  Cost of Sales                                10,902       86.4%
Gross Profit                                    1,720       13.6%
  Selling Expenses                              1,561       12.4%
  G&A Expenses                                  1,588       12.6%
  Provision for Doubtful Accounts                 265        2.1%
  Other (Income) expense                         (103)      (0.8%)
Operating Loss                                 (1,591)     (12.6%)
Net Financial (Income) Expense                    (14)         --
  Provision for Income Taxes                       17          --
Net Loss                                       (1,594)     (12.6%)

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

----------------------------------------------------------------

Revenues                                       $31,452   100.0%
  Cost of Sales                                 26,912    85.6%
Gross Profit                                     4,540    14.4%
  Selling Expenses                               3,120     9.9%
  G&A Expenses                                   9,894    31.5%
  Provision for Doubtful Accounts                  131     0.4%
  Other (Income) Expense                            55     0.2%
Operating Loss                                  (8,660)  (27.5%)
  Net Financial (Income) Expense                 2,256     7.2%
  Derivative Instrument Expense, net           104,629   332.7%
Net Loss                                      (115,545) (367.4%)

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

General and Administrative Expenses

      General and administrative expenses for the six months ended March 31, 2005 were $9,894 including $6,431 related to stock based compensation. The remaining expense of $3,463, consisting of administrative expenses, insurance, legal and other non-manufacturing related expense remained relatively stable, mainly due to the reduction in staff count initiated in July 2004.

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

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains and losses and other miscellaneous items, amounted to an expense of $55 in the six months ended March 31, 2005.

Net Financial Expense

      Net financial expense for the six months ended March 31, 2005 was $2,256 which consisted mainly of interest on credit facilities and convertible credit facilities of $1,362, accretion of debt premiums on Laurus borrowings of $286, amortization of deferred financing fees of $121 and dividends on a subsidiary's preferred stock of $256.

Derivative Instrument Expense, net

      Derivative instruments expense of $104,629 represents the net unrealized (non-cash) change during the six months ended March 31, 2005 in the fair value of our derivative instruments liabilities related to certain options, warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

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

Net Loss

      As a result of the above, we reported a net loss of $115,545 for the six months ended March 31, 2005.

Comprehensive Loss

      Currency translation adjustments amounted to a loss of $697 for the six months ended March 31, 2005 related to the translation of accounts to U.S. dollars for reporting purposes.

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

      During the six months from inception on October 1, 2004 through March 31, 2005, we had a net loss of $115,545 which included non-cash items totaling $112,883 consisting primarily of stock based compensation, depreciation, amortization of debt discount and premiums and changes in the fair values of our derivative instrument liabilities. We acquired only inventory and property, plant and equipment along with Thomas Equipment Limited's business and did not acquire receivables. Accordingly, we initially relied on our borrowings to fund the payment of our operating expenses until the credit terms offered to customers on sales since our inception started to come due. We initially continued the credit terms that had historically been extended by our predecessor. For example, approximately $3 million of sales in our first quarter ended December 31, 2004 had terms of seven to twelve months; at June 30, 77% of these receivables were collected. As a result, we collected only $16,177 from sales during the six months ended March 31, 2005 while our receivables increased to $25,269 which include receivables assumed in the Pneutech acquisition of approximately $12,000. At July 31, 2005, as a result of improvements in our credit terms and collections, our receivables had been reduced to approximately $22,800, Offsetting a portion of the low level of cash received during the six months ended March 31, 2005 was an increase in trade payables and other accrued liabilities of $14,779. As a result, net cash used in operating activities during the six months ended March 31 was $6,009.

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

      As of January 17, 2006, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. Because that required registration statement was not filed and effective by October 19, 2005, we began to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

      On June 15, 2005, Pneutech entered into a credit facilities agreement with the Royal Bank of Canada. Pneutech's subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement. Under the terms of the credit agreement, Pneutech will be provided with a CD$15,000 revolving credit facility and Pneutech and its subsidiaries will also be provided an additional CD$750 revolving lease line of credit. The credit facility became effective on August 12, 2005. The proceeds of the loan were used to repay Pneutech's obligations to HSBC Bank Canada and obligations of the subsidiaries to the Royal Bank of Canada.

      Pneutech is permitted to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. The loans generally accrue interest at the bank's prime rate, plus 0.50%, which is payable monthly in arrears. The obligations under the credit agreement are secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, Thomas Equipment provided a guarantee of all obligations under the credit agreement. The obligations under the credit agreement are payable in full on March 30, 2006.

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