Form 10-K/A
period 2005-06-30
Thomas Equipment, Inc.
filed 2006-01-18
CIK 1122380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

      The number of shares of the registrant's common stock outstanding at January 17, 2006 was 21,250,000.


                                                         THOMAS EQUIPMENT, INC.

                                                      Annual Report on Form 10-K
                                              For the Fiscal Year Ended June 30, 2005

                                                           Table of Contents

   Item                                                                                                                   Page
  Number                                                                                                                 Number
------------                                                                                                            ---------
                                                              PART I
     1       Business                                                                                                      3
     2       Properties                                                                                                    9
     3       Legal Proceedings                                                                                             9
     4       Submission of Matters to a Vote of Security Holders                                                           9

                                                              PART II

     5       Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity         10
             Securities
     6       Selected Financial Data                                                                                       11
     7       Management's Discussion and Analysis of Financial Condition and Results of Operations                         12
    7a       Quantitative and Qualitative Disclosures About Market Risk                                                    37
     8       Financial Statements and Supplementary Data                                                                   37
     9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                          38
    9a       Controls and Procedures                                                                                       38
    9b       Other Information                                                                                             38

                                                             PART III

    10       Directors and Executive Officers of the Registrant                                                            39
    11       Executive Compensation                                                                                        41
    12       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                44
    13       Certain Relationships and Related Transactions                                                                45
    14       Principal Accountant Fees and Services                                                                        46

                                                              PART IV

    15       Exhibits and Financial Statement Schedules                                                                    47
             Signatures                                                                                                    50
             Financial Statements
             Financial Schedules
             Exhibits

                       Statement Regarding This Amendment

We are amending our Form 10-K for the period ended June 30, 2005, as previously filed on September 28, 2005.

In connection with the filing of our Registration Statement on Form S-1, we have had extensive discussions with the Staff of the Securities and Exchange Commission concerning the appropriate accounting for options and warrants issued in connection with, and derivative instruments embedded in, our debt agreements with Laurus Master Fund, Ltd and in our series A preferred stock. As a result of these discussions, the options and warrants have been accounted for as derivative instrument liabilities rather than as equity, and the embedded conversion options related to the debt and series A preferred stock, together with other embedded derivative instruments, have been bifurcated from the debt and series A preferred stock hosts and accounted for separately as derivative instrument liabilities. We have modified the footnote disclosure related to our debt, series A preferred stock and derivative instrument liabilities and provided information on subsequent changes related to our loans from Laurus. In addition, we have modified the estimated volatility used in the Black-Scholes option pricing model used to value our options, warrants and the conversion options embedded in our debt and series A preferred stock.

The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on our consolidated statement of operations for the nine month period ended June 30, 2005, was an increase in our net loss attributable to common shareholders of $38,102. Basic and diluted net loss attributable to common shareholders per share for the nine months ended June 30, 2005 increased by $1.85. The effect on our consolidated balance sheet as of June 30, 2005 was a decrease in stockholders' equity of $76,885.


In all other material respects, this Amended Annual Report on Form 10-K/A is unchanged from the Annual Report on Form 10-K previously filed by the Company on September 28, 2005. This amendment should also be read in conjunction with our amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2005 and our Registration Statement on Form S-1, filed on January 12, 2006, together with any subsequent amendments thereof.

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

      Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators. In addition to our industrial and construction products, Thomas also operates five retail stores, three in Atlantic Canada, one in Presque Isle, Maine, and one in Lynnwood, Illinois. Thomas Equipment Limited, our predecessor, originated in 1943 as a manufacturer of farm equipment. In 1964, Thomas Equipment Limited was acquired by McCain Foods Limited. In 1969, Thomas Equipment Limited further diversified its product line with the development of the world's first hydrostatic drive skid steer loader. We acquired the business and certain assets of Thomas Equipment Limited as of October 1, 2004. Today, we manufacture a full line of skid steer loaders, attachments, screening plants, excavators, and other agricultural and industrial equipment.

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

      o Screen plants - three models. Thomas screening machines are available in three models - the 300, 400, and 900. These machines enable contractors to screen topsoil, sand, loam, gravel, road base, drainage rock, mulch and other materials. Base list prices range from $28,000 to $78,000.

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

ITEM 2. Properties

      Thomas Equipment operates five retail stores - two in New Brunswick, Canada, one in Prince Edward Island, Canada, and two in the United States. Our primary manufacturing facility comprising approximately 137,000 square feet is located in New Brunswick, Canada, where we also have an executive office. We also share a manufacturing facility in Busan, South Korea, with Pneutech (see below). This facility was expanded in 2005 and production of Thomas equipment is expected to commence in October 2005.

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

                                               Successor    |
                                                Business    |                        Predecessor Business
                                              ------------  |   ---------------------------------------------------------------
                                                  Nine      |       Three            Year              Year             Year
                                              Months Ended  |   Months Ended        Ended             Ended            Ended
                                                June 30,    |   September 30       June 30,          June 30,         June 30,
                                                  2005      |       2004             2004              2003             2002
                                              ------------  |   ------------     ------------     ------------     ------------
Sales                                         $     60,133  |   $     13,857     $     55,705     $     49,274     $     54,218
Cost of sales                                       49,967  |         11,770           47,559           43,615           44,615
                                              ------------  |   ------------     ------------     ------------     ------------
                                                    10,166  |          2,087            8,146            5,659            9,603
                                              ------------  |   ------------     ------------     ------------     ------------
                                                            |
SG&A expenses                                       20,603  |          4,018           12,703            9,495            8,563
Provision for doubtful receivables                     182  |             41            1,657              197              358
Other (income) expense                               2,286  |           (884)             702           (3,051)           1,552
Financing expenses, net                              7,836  |            499            4,574              (34)             965
Derivative instrument expense, net                  57,854  |             --               --               --               --
                                              ------------  |   ------------     ------------     ------------     ------------
                                                    88,761  |          3,674           19,636            6,607           11,438
                                              ------------  |   ------------     ------------     ------------     ------------
                                                            |
Loss before taxes                                  (78,595) |         (1,587)         (11,490)            (948)          (1,835)
Provision for income taxes                             152  |             15               65               72               67
                                              ------------  |   ------------     ------------     ------------     ------------
Net loss                                      $    (78,747) |   $     (1,602)    $    (11,555)    $     (1,020)    $     (1,902)
Dividends and accretion on preferred stock             243  |             --               --               --               --
                                              ------------  |   ------------     ------------     ------------     ------------

Net loss attributable to common                             |
shareholders                                  $    (78,990) |   $     (1,602)    $    (11,555)    $     (1,020)    $     (1,902)
                                              ============  |   ============     ============     ============     ============
                                                            |
Weighted average number of common shares                    |
outstanding                                     20,555,555  |      8,643,000        2,774,507        2,643,000        2,560,808
Basic and diluted loss per common share       $      (3.84) |   $      (0.19)    $      (4.16)    $      (0.39)    $      (0.74)
                                                            |
Cash dividends per common share               $       0.00  |   $       0.00     $       0.00     $       0.00     $       0.00
                                                            |
At period end:                                              |
Total assets                                        96,048  |         52,881           51,186           51,945           48,894
Working capital (deficit)                           22,227  |        (26,914)         (25,223)          23,202           25,602
Long-term obligations                               10,608  |             --               --           55,659           49,403
Long-term derivative obligations                   106,921  |             --               --               --               --
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

      Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators. In addition to industrial and construction products, Thomas Equipment manufactures a complete line of potato harvesting and handling equipment, and also operates five retail stores - three in Atlantic Canada, one in Presque Isle, Maine, and one in Lynnwood, Illinois. Thomas Equipment Limited originated in 1943 as a manufacturer of farm equipment and in 1964, was acquired by McCain Foods Limited. In 1969, Thomas Equipment Limited further diversified its product line with the development of the world's first hydrostatic drive skid steer loader. Today, this business manufactures a full line of skid steer loaders, attachments, screening plants, excavators, and other agricultural and industrial equipment.

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

      The subordinated debenture sold to Roynat Merchant Capital Inc. was due and payable in full on December 30, 2005 and bore interest at the stated rate of 15% per annum. We repaid the debenture in full in April 2005.

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

      Previously, we were not in compliance with our obligations to register the shares of common stock held by or issuable to Laurus. However, Laurus had previously waived, through October 31, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898, which was less than the damages we would have incurred while not in compliance through October 31, 2005. This fee was recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee did not have a material impact on our liquidity. In connection with the October 28, 2005 agreement, the Company and Laurus also agreed:

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

      In full consideration for all amounts due or which might otherwise have become due to Laurus pursuant to the Registration Rights Agreement, we paid Laurus a fee of $600. We have analyzed the amendments to the Laurus debt agreements in accordance with EITF Issue 96-19. Based on this analysis, the amendments do not represent a debt extinguishment and the $600 fee to Laurus will be deferred and amortized over the remaining term of the loans.


      On November 16, 2005, the Company and Laurus amended the agreements to increase the maximum principal amount of the secured convertible revolving note to $22,000. We paid Laurus a fee of $78.

      On January 9, 2006, the Company and Laurus amended certain terms of the original agreements to provide for an additional non-convertible secured term note in the principal amount of $4,640. In connection with the term note, we paid Laurus a fee of $640. The Company pledged to Laurus its interest in its wholly-owned subsidiary, Thomas Equipment Asia Co. Ltd. as additional security. In addition, entities controlled by the Company's President and Chairman pledged certain shares of the Company's common stock which they own as additional security. The term note bears interest at 10% per annum. 115% of the outstanding principal amount, together with any accrued and unpaid interest, is due and payable on the earlier of (i) July 9, 2006 or (ii) the consummation of any offering of the Company's common stock to a Person other than Laurus.

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


      We have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of the Preferred Stock. If that required registration statement is not filed and effective by October 19, 2005, we will begin to incur penalties, as of October 20, 2005, of 1% per month of the face amount of the Preferred Stock of $25,000. If the registration statement never becomes effective, the maximum penalties we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

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

        ----------------------------------------------------------------

        Revenues                                       $60,133   100.0%
          Cost of Sales                                 49,967    83.1%
        Gross Profit                                    10,166    16.9%
          Selling Expenses                               5,909     9.8%
          G&A Expenses                                  14,694    24.4%
          Provision for Doubtful Accounts                  182     0.3%
          Other (Income) Expense                         2,286     3.8%
        Operating Loss                                 (12,905)  (21.5%)
          Net Financial Expense                          7,836    13.0%
          Derivative Instruments Expense, net           57,854    96.2%
          Provision for Income Taxes                       152     0.3%
        Net Loss                                       (78,747) (131.0%)

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

Selling Expenses

      For the nine months ended June 30, 2005, selling expenses were $5,909 and include $1,286 for the four months of Pneutech since its acquisition. As a percentage of sales, selling costs were 9.8%.

General and Administrative Expenses

      For the nine months ended June 30, 2005, general and administrative expenses were $14,694 and include $2,470 for the four months of Pneutech since its acquisition, and $6,431 related to stock-based compensation.

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

Other (Income) Expense, Net

      Other (income) expense for the nine months ended June 30, 2005 amounted to an expense of $2,286, consisting primarily of foreign currency losses of $1,557, a signing bonus/guarantee fee and directors fees of $556, and other miscellaneous items aggregating $173.

Net Financial Expense

      Net financial expense was $7,836 for the nine months ended June 30, 2005 and consisted primarily of amortization of deferred financing costs of $563, interest on capital leases of $279, interest, premiums and amortization of debt discounts related to options, warrants and derivative instruments embedded in our debt instruments of $6,119, dividends on our subsidiary's preferred shares of approximately $420 and interest charges on our subsidiaries' credit facilities of approximately $260.

Derivative Instruments Expense, net

      Derivative instruments expense of $57,854 represents the net unrealized (non-cash) change during the nine months ended June 30, 2005 in the fair value of our derivative instrument liabilities related to certain options, warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

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

Net Loss

      As a result of the above, we reported a net loss of $78,747 for the nine months ended June 30, 2005. After recognizing dividends and accretion of discounts and redemption premium on our Series A preferred stock of $243, the net loss attributable to common shareholders was $78,990.

Comprehensive Loss

      For the nine months ended June 30, 2005, we recorded a loss for currency translation adjustments of $651, as a result of differences in translating our financial statements in our functional currency, the Canadian dollar, into our reporting currency, the U.S. dollar.

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

FIN 47 "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143"

      FASB Interpretation No. 47, issued in March 2005, clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal condition to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

      This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (our fiscal year ending June 30, 2006). Adoption of this Interpretation is not expected to have any material impact on our financial statements.

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


      We have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our convertible Series A preferred stock. Because that required registration statement was not filed and effective by October 19, 2005, we began to incur penalties, as of October 20, 2005, of 1% per month of the face amount of the preferred stock of $25,000 ($250 per month). Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.


      We do not currently have the ability to pay the preferred stock in the event of a demand by the holders. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets which could cause us to curtail our operations.

      Our immediate plans include continuing efforts to finalize the registration of certain of our outstanding common stock and the common stock issuable on exercise of certain warrants. We filed our first registration statement on April 21, 2005 and, through five subsequent amendments, have responded to numerous comments from the SEC Staff. As soon as the registration statement is declared effective, we intend to devote our resources to registering the common stock issuable on conversion of the preferred stock so as to minimize any penalties and/or ability of the preferred stockholders to demand redemption.


      In addition to the above, we believe that our operating results will improve dramatically during the fiscal year ending June 30, 2006. A significant portion of our fiscal 2005 net loss arose from non-cash items related primarily to stock-based compensation, amortization of debt discounts and adverse changes in the fair value of our derivative instrument liabilities related to certain options and warrants and our Laurus debt and series A preferred stock, amounting to approximately $70,804. In addition, we experienced a number of non-recurring expenses associated with our SEC filings and organizational start-up of approximately $2,000. Finally, we have already been successful in positively impacting our liquidity and operations as evidenced by the following:


      o We have started to increase utilization of a new supplier for a major product component used by our Thomas Equipment division, which will save us approximately $2,000 during the next 12 months,

      o We have recently increased our pricing by an average of approximately 4.5% while other supplier costs have increased only 2%, which will result in additional profits of approximately $1,500,

      o We have orders for new sales of approximately $30,000 which will be assembled in our new facility in Korea, where our costs are lower, providing additional gross profit of approximately $6,000 and operating income of approximately $4,000.

      We may also elect to convert certain Laurus debt to common stock, and/or refinance the indebtedness.

      For all the reasons mentioned above, we believe that we have adequate short term borrowing capability, and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time.

      Our predecessor historically experienced losses and for the nine months ended June 30, 2005 (since our inception on October 1, 2004) we experienced a net loss of $78,747. Included in this loss are non-cash items, primarily stock based compensation, depreciation, changes in the fair value of derivative instrument liabilities related to options, warrants and derivative instruments embedded in our debt instruments and amortization of debt discounts, amounting to approximately $70,498, and accruals in the aggregate of approximately $1,100 for bad debts, warranties and inventory obsolescence. In addition, we have experienced a number of non-recurring expenses associated with our SEC filings and organizational start-up of approximately $2,000. We acquired only inventory and property, plant and equipment along with Thomas Equipment Limited's business and did not acquire receivables. Accordingly, we initially relied on our borrowings to fund the payment of our operating expenses until the credit terms offered to customers on sales since our inception started to come due. We initially continued the credit terms that had historically been extended by our predecessor. At March 31, 2005, our receivables were approximately $25,300, which includes receivables assumed in the acquisition of Pneutech of approximately $12,000, and at June 30, 2005, our receivables were approximately $24,400. At June 30, 2005, accounts receivable include $3,513 covered by insurance provided by Export Development Canada (EDC), a Canadian federal government crown corporation whose mandate is to assist Canadian exporters of products and services in expanding their export sales, including providing accounts receivable insurance. Premiums are based on a country risk factor provided by EDC. Claims are subject to a $50 annual deductible and claim payments cover 90% of the eligible receivables. At August 31, 2005, as a result of improvements in our credit terms and collections, receivables had been reduced to approximately $23,000. Excluding receivables covered by EDC insurance, this level of receivables represents slightly over two months revenue on an annualized basis. Offsetting a portion of the low level of cash received during the nine months ended June 30, 2005 was an increase in trade payables and other accrued liabilities of $6,934. As a result, net cash used in operating activities during the nine months ended June 30 was $17,832.

      Net cash used in investing activities was $24,905 of which $2,941 was used for the purchase of new machinery and equipment, while $18,119 was used in the acquisition of assets from Thomas Equipment Limited and $3,845 was used in the acquisition of Pneutech.

      Net cash provided by financing activities was $46,629 consisting primarily of $2,149 in proceeds from the sale of our common stock principally to founders and $46,346 in net borrowings under our debt and credit facilities and from the sale of preferred stock, which was used primarily to fund the acquisition of assets from Thomas Equipment Limited and the acquisition of Pneutech. At June 30, 2005, the significant portion of our debt and redeemable preferred stock have terms of 10 to 29 months with interest rates ranging from 4% to 9.0%. Except for the redeemable preferred stock of our subsidiary ($8,142), which is due on April 26, 2006, $6,375 of debt at June 30, 2005 is convertible into shares of our common stock at $1.50 per share. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding. Our Series A preferred stock, which had a carrying value at June 30, 2005 of $1, but which has a face value of $25,000, is convertible into shares of our common stock at $3.00 per share.

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


      On November 16, 2005, the Company and Laurus amended the agreements to increase the maximum principal amount of the secured convertible revolving note to $22,000. We paid Laurus a fee of $78.

      On January 9, 2006, the Company and Laurus amended certain terms of the original agreements to provide for an additional non-convertible secured term note in the principal amount of $4,640. In connection with the term note, we paid Laurus a fee of $640. The Company pledged to Laurus its interest in its wholly-owned subsidiary, Thomas Equipment Asia Co. Ltd. as additional security. In addition, entities controlled by the Company's President and Chairman pledged certain shares of the Company's common stock which they own as additional security. The term note bears interest at 10% per annum. 115% of the outstanding principal amount, together with any accrued and unpaid interest, is due and payable on the earlier of (i) July 9, 2006 or (ii) the consummation of any offering of the Company's common stock to a Person other than Laurus.


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


      For the three months ended December 31, 2004, we had sales of $14,416 and a net loss of $55,110, which included non-cash items totaling approximately $55,944 consisting primarily of stock based compensation, depreciation, amortization of debt discount related to the issuance of options and warrants, and changes in the fair value of derivative instrument liabilities related to options, warrants and derivative instruments embedded in our debt instruments.


      For the three months ended March 31, 2005, we had sales of $17,036 and a net loss of $60,435, which included non-cash items totaling approximately $58,122 consisting primarily of depreciation, amortization of debt discount and changes in the fair value of derivative instrument liablities.


      For the three months ended June 30, 2005, we had sales of $28,681 and net income of $36,799, which included non-cash gains, net of non-cash charges, totaling approximately $45,575 consisting primarily of unrealized gains on derivative instruments ($46,775), offset by depreciation, and amortization of debt discount.


      We are not currently in compliance with our obligations to register the shares of common stock issuable to Roynat or to holders of our convertible series A preferred stock. Failure to do so may allow the holders of the preferred stock to accelerate the payment of the amounts due to them, plus repayment premiums. In addition, penalties may begin to accrue at a rate of approximately $300 per month.

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

      We are exposed to fluctuations in market prices for commodities, especially steel. Due to increasing global demand for steel, coupled with steel supply constraints, we are unable to predict the potential impact of future increases in steel costs on the cost of our products, or our ability, if any, to increase the selling price of our products to cover such costs. We have not established arrangements to hedge commodity prices and, where possible, to limit near-term exposure to fluctuations in raw material prices. As a result, the cost to manufacture our products may rise at a time when we are unable to increase the selling price of such products.

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

Risks Relating to Our Current Financing Arrangements

There are a Large Number of Shares Underlying Warrants, Options and Convertible Debt and Preferred Stock that May Be Available For Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

      As of the date of this Report on Form 10-K, we had 21,250,000 shares of common stock issued and outstanding and we had convertible notes which could require the issuance of 23,685,000 additional shares of common stock to Laurus Master Fund, Ltd., convertible preferred stock which is convertible into 8,333,333 shares of common stock and options and warrants which could require the issuance of 11,689,395 additional shares of common stock. Of these shares, 5,417,360 including shares issuable upon exercise of certain of our warrants, are currently in the process of being registered. Upon registration, such shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

      In November 2004 and February 2005, we entered into various agreements, as subsequently amended, with Laurus for the sale of up to $29,900 principal amount of secured promissory notes. The $7,900 of secured convertible term notes are due and payable, with interest, on a monthly basis over a three-year period, unless sooner converted into shares of our common stock. The secured convertible revolving note and secured convertible minimum borrowing note in the maximum amount of $20,000 are due in three years, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to pay any taxes when due, our failure to perform under and/or commit any breach of the security agreements or any ancillary agreement, any event of default under any other indebtedness by us or any of our subsidiaries could require the early repayment of the secured convertible notes at a rate of 115%, including a default interest rate on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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


      We have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of the Series A Preferred Stock. If that required registration statement is not filed and effective by October 19, 2005, we will begin, on October 20, 2005, to incur damages of 1% per month of the face amount of the preferred stock of $25,000. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $13,500. Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.


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

We Are Incurring Penalties Under Our Registration Rights Agreement With Roynat Merchant Capital Inc., Which Will Continue Until the Effectiveness of the Registration Statement of Which This Prospectus Forms a Part.

      We previously sold warrants to purchase 1,000,000 shares of our common stock to Roynat Merchant Capital Inc. We were obligated to register for resale by August 31, 2005 the shares issuable upon exercise of the warrants. Although we have filed the registration statement required by our Registration Rights Agreement with Roynat, the registration statement is not yet effective and we have been incurring damages of $50,000 per month. If the registration statement never becomes effective, the maximum damages we may have to pay will aggregate approximately $600.


If we Sell any Securities at an Effective Price below $3.00 Per Share, the Exercise Price of Our Roynat Warrants Will be Lowered, Resulting in Additional Dilution to Shareholders

      We are in the process of registering 1,000,000 shares of common stock to cover the exercise of warrants by Roynat Merchant Capital. If we engage in a lower priced transaction than $3.00 per share while the Roynat warrants are outstanding, then the exercise price of the warrants will be adjusted to account for the dilution to Roynat and we may be required to issue additional shares of common stock to Roynat. If this occurs, shareholders may incur substantial additional dilution as a result of the issuance of additional securities without payment. In addition, the number of shares which are currently being registered may not be adequate and, accordingly, we may be required to file a subsequent registration statement covering additional shares. If we are required to file an additional registration statement, we may incur substantial costs in connection therewith.

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

ITEM 8. Financial Statements and Supplementary Data

      Our consolidated financial statements for the fiscal year ended June 30, 2005, together with the report thereon of Kingery & Crouse P.A. dated January 3, 2006, and the consolidated financial statements of our predecessor business, Thomas Equipment Limited, for the three months ended September 30, 2004 and for each of the two years in the period ended June 30, 2004, together with the report thereon of PricewaterhouseCoopers LLP dated August 30, 2005, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 of this report.

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

(3) The Board of Directors has determined that Mr. Michael W. Woods, an independent director serving as the Chairman of the Audit Committee of the Board, is qualified and designated as the Company's Audit Committee Financial Expert.

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

Michael W. Woods

      Mr. Woods has been Controller of Newgen Technologies, Inc., a publicly traded company engaged in the development of alternative fuels, since July 2005. Prior to joining Newgen, Mr. Woods has worked with several entrepreneurial companies in the mortgage lending and medical imaging fields. Mr. Woods' business career began as a CPA with Coopers & Lybrand but the bulk of his experience was gained with Ernst & Young from 1993 to 1998. Mr. Woods was Director of Corporate Assurance (Internal Audit) and Mergers & Acquisitions Supervisor for Century Business Services from 1998 to 1999. Mr. Woods' next assignment was with TMG Development & Sitco, Inc., where he was VP Finance. He left this assignment in 2002, and was most recently Treasurer and Co-Owner of Woods Mortgage Group. Mr. Woods has his BS in Business Administration from The Ohio State University.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information, as of November 30, 2005 with respect to the beneficial ownership of the outstanding common stock by
(i) any holder of more than five (5%) percent; (ii) each of our directors and named executive officers; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.


                                                  Common Stock Beneficially  % of Common Stock
Name of Beneficial Owner (1)                      Owned                      Ownership
-------------------------------------------------------------------------------------------------
Clifford Rhee                                       2,383,683(2)              11.2%
David M. Marks                                     10,996,706(3)(4)           51.7%
Kenneth Shirley                                        10,000(3)              *
James E. Patty                                         10,000(3)              *
Farwell Equity Partners, LLC                       10,986,706(4)              51.7%
4237901 Canada Inc.                                 1,915,916                  9.0%
Laurus Master Fund, Ltd.                            2,334,905(5)               9.9%
Frank Crivello                                      2,010,000(4)               9.5%
Igor Kent                                           1,247,900                  5.9%
-------------------------------------------------------------------------------------------------
All officers and directors as a group (4 persons)                             58.4%


*     Less than 1%.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Thomas Equipment, Inc., 1818 North Farwell Avenue, Milwaukee, WI 53202.

(2) Includes 1,915,916 shares owned by 4237901 Canada Inc., a corporation controlled by Clifford Rhee.

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

(5) Does not include 2,750,000 shares issuable upon exercise of warrants exercisable at a price of $2.25 per share, 4,020,000 shares issuable upon exercise of an option exercisable at an aggregate exercise price equal to the par value of such shares, or up to 21,965,000 shares issuable upon conversion of the maximum convertible debt and related interest which may be outstanding to Laurus. Laurus has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. Laurus Capital Management, L.L.C. may be deemed a control person of the shares owned by such entity. David Grin and Eugene Grin are the principals of Laurus Capital Management, L.L.C.

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

Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2005                 F-9
(Successor) and for the Three Months ended September 30, 2004 and the Years ended June 30, 2004 and 2003 (Predecessor)

Notes to Consolidated Financial Statements                                                    F-11

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

Dated: January 17, 2006                  THOMAS EQUIPMENT, INC.

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

                  Signature                                  Title                        Date
-------------------------------------------   ----------------------------------  ---------------------
/s/ CLIFFORD RHEE
------------------------------------
By: Clifford M. Rhee                           President and Director             January 17, 2006
                                               (Principal Executive Officer)


/s/LUIGI LO BASSO
------------------------------------
By:  Luigi Lo Basso                            Chief Financial Officer            January 17, 2006
                                               (Principal Financial Accounting
                                               Officer)

/s/DAVID MARKS
------------------------------------
By:  David M. Marks                            Chairman of the Board and          January 17, 2006
                                               Director


/s/ KENNETH SHIRLEY
------------------------------------
By: Kenneth Shirley                            Director                           January 17, 2006


/s/JAMES E. PATTY
------------------------------------
By: James E. Patty                             Director                           January 17, 2006


/s/MICHAEL W. WOODS
------------------------------------
By: Michael W. Woods                           Director                           January 17, 2006

                        [KINGERY & CROUSE PA LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders of Thomas Equipment, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Thomas Equipment, Inc. and subsidiaries (collectively the "Company"), as of June 30, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.


As described in Note 4 to the consolidated financial statements, the Company has restated its consolidated financial statements as of June 30, 2005 and for the nine months then ended.


/s/ Kingery & Crouse, P.A.

January 3, 2006
Tampa, FL




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


/s/ PricewaterhouseCoopers LLP


Chartered Accountants
Saint John, New Brunswick, Canada

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30
                        (in thousands, except share data)


                                                                                    Successor | Predecessor
                                                                                    Business  |  Business
                                                                                    --------- | -----------
                                                                                       2005   |     2004
                                                                                    --------- | -----------
                                                                                  (as restated)
                                                                                              |
ASSETS                                                                                        |
                                                                                              |
Current assets:                                                                               |
   Cash                                                                             $   3,800 | $       823
   Accounts receivable, net of allowance for doubtful accounts of $235 and $1,694      24,426 |      11,014
   Financing receivables (Note 5)                                                          -- |       2,982
   Inventories - net (Note 6)                                                          35,574 |      20,256
   Income taxes recoverable                                                                46 |          33
   Due from affiliated companies (Note 22)                                                 -- |         161
   Prepaid expenses and other assets                                                    3,663 |         436
   Foreign exchange contracts (Note 27)                                                    -- |         171
                                                                                    --------- | -----------
   Total current assets                                                                67,509 |      35,876
                                                                                              |
Financing receivables, net of current portion (Note 5)                                     -- |       3,938
                                                                                              |
Property, plant and equipment, net (Note 7)                                            21,504 |      10,805
                                                                                              |
Deferred finance costs                                                                  1,222 |          --
                                                                                              |
Other assets (Note 8)                                                                     512 |         567
                                                                                              |
Goodwill                                                                                5,301 |          --
                                                                                    --------- | -----------
Total assets                                                                        $  96,048 | $    51,186
                                                                                    ========= | ===========
                                                                                              |
-----------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30
                        (in thousands, except share data)
                                                                    (continued)



                                                              Successor | Predecessor
                                                              Business  |  Business
                                                              --------- | -----------
                                                                 2005   |     2004
                                                              --------- | -----------
                                                            (as restated)
                                                                        |
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          |
                                                                        |
Liabilities                                                             |
                                                                        |
Current liabilities:                                                    |
   Credit facilities (Note 14)                                $  10,813 | $        --
   Convertible credit facility (Note 12)                             -- |          --
   Trade payables                                                14,490 |       6,869
   Warranty liability (Note 21)                                   1,280 |         924
   Severance accrual (Note 24)                                       -- |         891
   Other payables and accrued liabilities                         4,279 |       1,553
   Deferred revenue (Note 8)                                         -- |          29
   Foreign exchange contracts (Note 27)                              -- |         125
   Due to affiliated companies (Note 22)                             -- |         880
   Advances from affiliated companies (Note 9)                       -- |      49,828
   Due to predecessor business and its affiliates (Note 10)       3,043 |          --
   Current portion of long term debt (Note 11)                      606 |          --
   Current portion of convertible long term debt (Note 12)        2,484 |          --
   Current portion of capital lease obligations (Note 15)           145 |          --
   Redeemable preferred stock of subsidiary (Note 17)             8,142 |          --
                                                              --------- | -----------
   Total current liabilities                                     45,282 |      61,099
                                                                        |
Convertible minimum borrowing note (Note 12)                      3,387 |          --
Due to predecessor business and its affiliates (Note 10)          1,099 |          --
Long term debt (Note 11)                                            737 |          --
Convertible long term debt (Note 12)                                504 |          --
Capital lease obligations (Note 15)                               4,880 |          --
Deferred taxes (Note 25)                                            366 |          --
Derivative financial instruments (Note 13)                      106,921 |          --
Deferred revenue (Note 8)                                            -- |       1,213
Foreign exchange contracts (Note 27)                                 -- |         334
Employee future benefit liabilities (Note 28)                        -- |         306
                                                              --------- | -----------
                                                                163,176 |      62,952
                                                              --------- | -----------
Redeemable convertible preferred stock, Series A (Note 16)            1            --
                                                              --------- | -----------

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30
                        (in thousands, except share data)
                                                                    (continued)



                                                       Successor |  Predecessor
                                                       Business  |   Business
                                                       --------- |  -----------
                                                          2005   |      2004
                                                       --------- |  -----------
                                                     (as restated)
                                                                 |
Commitments and Contingencies (Notes 2 and 21)                   |
                                                                 |
Stockholders' Equity (Deficit):                                  |
   Capital stock (Note 18)                                       |
     Preferred stock, Class A and B                           -- |        1,160
     Common stock                                              2 |       30,220
   Additional paid in capital                             12,267 |           --
   Accumulated deficit                                   (78,747)|      (40,763)
   Accumulated other comprehensive loss                     (651)|       (2,383)
                                                       --------- |  -----------
                                                         (67,129)|      (11,766)
                                                       --------- |  -----------
                                                                 |
Total liabilities and stockholders' equity (deficit)   $  96,048 |  $    51,186
                                                       ========= |  ===========
                                                                 |
--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.
                             ----------------------

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                        (in thousands, except share data)


-------------------------------------------------------------------------------------------------------------------------
                                                    Successor    |
                                                    Business     |                 Predecessor Business
                                               ----------------- |  ----------------------------------------------------
                                               Nine Months Ended |  Three Months Ended     Year Ended       Year Ended
                                                 June 30, 2005   |  September 30, 2004    June 30, 2004    June 30, 2003
                                               ----------------- |  ------------------    -------------    -------------
                                                 (as restated)
Sales                                          $          60,133 |  $           13,857    $      55,705    $      49,274
                                                                 |
Cost of sales                                             49,967 |              11,770           47,559           43,615
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Gross profit                                              10,166 |               2,087            8,146            5,659
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Operating expenses:                                              |
Selling                                                    5,909 |               1,797            6,179            5,810
General and administrative                                14,694 |               2,221            6,524            3,685
Provision for doubtful receivables                           182 |                  41            1,657              197
Other (income) expense                                     2,286 |                (884)             702           (3,051)
                                               ----------------- |  ------------------    -------------    -------------
                                                          23,071 |               3,175           15,062            6,641
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Operating loss                                           (12,905)|              (1,088)          (6,916)            (982)
                                                                 |
Net financial expense (income)                             7,836 |                 499            4,574              (34)
                                                                 |
Derivative instrument expense, net                        57,854 |                  --               --               --
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Net loss before income taxes                             (78,595)|              (1,587)         (11,490)            (948)
                                                                 |
Provision for income taxes                                   152 |                  15               65               72
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Net loss                                       $         (78,747)|  $           (1,602)   $     (11,555)   $      (1,020)
Dividends on Series A preferred stock                       (243)|                  --               --               --
                                               ----------------- |  ------------------    -------------    -------------

Net loss attributable to common shareholders   $         (78,990)|  $           (1,602)   $     (11,555)   $      (1,020)
                                               ================= |  ==================    =============    =============
                                                                 |
Weighted average shares outstanding                   20,555,555 |           8,643,000        2,774,507        2,643,000
                                               ----------------- |  ------------------    -------------    -------------
                                                                 |
Basic and diluted loss per share               $           (3.84)|  $            (0.19)   $       (4.16)   $       (0.39)
                                               ================= |  ==================    =============    =============
                                                                 |
Reconciliation of Comprehensive Loss:                            |
Net loss                                       $         (78,747)|  $           (1,602)   $     (11,555)   $      (1,020)
Other comprehensive loss -                                       |
foreign currency translation                                (651)|                (726)            (165)          (2,369)
                                               ----------------- |  ------------------    -------------    -------------
Total comprehensive loss                       $         (79,398)|  $           (2,328)   $     (11,720)   $      (3,389)
                                               ================= |  ==================    =============    =============
                                                                 |
-------------------------------------------------------------------------------------------------------------------------


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
                                  =======   ======   =========   ======   =========   =======   ========   =============   ========
------------------------------------------------------------------------------------------------------------------------------------

                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (in thousands, except share and per share data)

                                                                     (continued)


                                                         Successor Business
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Common Stock      Additional                   Other
                                                             -------------------    Paid-In    Accumulated  Comprehensive
                                                               Shares     Amount    Capital      Deficit        Loss         Total
                                                             ----------   ------   ----------  -----------  -------------  -------

Balances, October 1, 2004 (Inception)                                --   $   --   $       --  $       --   $      --      $     --

Common stock issued in exchange for net liabilities in a
recapitalization                                              1,075,000       --           --          --          --            --

Contribution of services by founders                                 --       --          322          --          --           322

Common stock sold on October 11, 2004 to founders for cash   16,945,000        2        2,127          --          --         2,129

Stock-based compensation related to common stock sold on
October 11, 2004 to founders                                         --       --        5,520          --          --         5,520

Common stock sold on November 9, 2004 to Laurus for cash      1,980,000       --           20          --          --            20

Stock-based compensation related to common stock sold on
November 9, 2004 to Laurus                                           --       --          911          --          --           911

Warrants for 250,000 common shares issued on January 31,
2005 in connection with investor relations services                  --       --          785          --          --           785

Acquisition of Pneutech on February 28, 2005:
   Common stock issued                                        1,082,640       --        3,470          --          --         3,470
   Warrants for 211,062 common shares                                --       --          388          --          --           388

Common stock issued on February 28, 2005 in repayment
of Pneutech debt                                                167,360       --          494          --          --           494

Issue costs in connection with placement of series A
preferred stock and warrants                                         --       --       (2,857)         --          --        (2,857)

Warrants for 500,000 common shares issued on
April 19, 2005 in connection with placement of
preferred stock                                                      --       --        1,330          --          --         1,330

Dividends on series A preferred stock                                --       --         (243)         --          --          (243)

Currency translation adjustment                                      --       --           --          --        (651)         (651)

Net loss for the period                                              --       --           --     (78,747)         --       (78,747)

                                                             ----------   -------  ----------  ----------   ---------      --------
Balances, June 30, 2005, as restated                         21,250,000   $    2   $   12,267  $  (78,747)  $    (651)     $(67,129)
                                                             ==========   =======  ==========  ==========   =========      ========
===================================================================================================================================



See accompanying notes to consolidated financial statements.

                             THOMAS EQUIPMENT, INC.
                             ----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                          |
                                                             Successor    |
                                                             Business     |              Predecessor Business
                                                           -------------  |  -----------------------------------------------
                                                               Nine       |  Three Months
                                                              Months      |      Ended                             Year
                                                               Ended      |  September 30,     Year Ended          Ended
                                                           June 30, 2005  |       2004        June 30, 2004    June 30, 2003
                                                           -------------  |  -------------    -------------    -------------
                                                           (as restated)
Cash Flows From Operating Activities:                                     |
Net loss                                                   $     (78,747) |  $      (1,602)   $     (11,555)   $      (1,020)
Adjustments to reconcile net loss to net cash used in                     |
  operating activities:                                                   |
    Stock compensation                                             6,431  |             --               --               --
    Amortization of debt discounts and premiums                    5,364  |             --               --               --
    Depreciation and amortization                                  1,351  |            531            1,622            1,231
    Professional fee warrants                                        327  |             --               --               --
    Gain on sale of property, plant and equipment                     --  |             (3)            (312)              (7)
    Contribution of services                                         322  |             --               --               --
    Provision for doubtful receivables                               182  |             --               --               --
    Unrealized loss on derivative instruments                     57,853  |             --               --               --
Net change in non-cash working capital items (Note 26)           (11,384) |         (1,111)           3,538           (1,533)
Net change in employee future benefit liabilities                     --  |              8               24               18
                                                           -------------  |  -------------    -------------    -------------
Net Cash Used In Operating Activities                            (18,301) |         (2,177)          (6,683)          (1,311)
                                                           -------------  |  -------------    -------------    -------------
                                                                          |
Cash Flows From Investing Activities:                                     |
   Cash paid for acquisition of assets of Thomas                 (18,119) |             --               --               --
   Cash paid for acquisition of Pneutech, Inc.                    (3,845) |             --               --               --
   Purchase of property, plant and equipment                      (2,941) |           (292)          (1,759)            (951)
   Proceeds received from insurance claim                             --  |             --              604              133
   Proceeds on sale of property, plant and equipment                  --  |             20              471               10
                                                           -------------  |  -------------    -------------    -------------
Net Cash Used In Investing Activities                            (24,905) |           (272)            (684)            (808)
                                                           -------------  |  -------------    -------------    -------------
                                                                          |
Cash Flows From Financing Activities:                                     |
   Proceeds from debt issuance                                    15,970  |             --               --               --
   Deferred financing costs                                       (1,500) |             --               --               --
   Net proceeds (repayments) of advances from affiliated                  |
     companies                                                        --  |           (588)          44,331            3,988
   Increase (decrease) in bank advances                           10,241  |          2,277           (1,930)           1,721
   Proceeds from sales of common stock (Note 18)                   2,149  |             --           21,621               --
   Proceeds from sales of series A preferred stock                23,473  |             --               --               --
   Redemption of preferred shares, Class E                            --  |             --          (55,916)              --
   Dividends paid on preferred shares, Class E                        --  |             --               --           (4,298)
   Proceeds from new convertible debt borrowing                    1,900  |             --               --               --
   Repayment of long term debt                                    (5,238) |             --               --               (9)
   Payments on capital lease obligations                            (366) |             --               --               --
                                                           -------------  |  -------------    -------------    -------------
Net Cash Provided By Financing Activities                         46,629  |          1,689            8,106            1,402
                                                           -------------  |  -------------    -------------    -------------


                                                                     (continued)

                             THOMAS EQUIPMENT, INC.
                             ----------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    (continued)


                                                       Successor   |
                                                       Business    |              Predecessor Business
                                                     ------------  |  ---------------------------------------------
                                                         Nine      |  Three Months
                                                     Months Ended  |      Ended           Year            Year
                                                       June 30,    |  September 30,       Ended           Ended
                                                          2005     |       2004       June 30, 2004   June 30, 2003
                                                     ------------- |  -------------   -------------   -------------
                                                     (as restated)
                                                                   |
Net Increase (Decrease) In Cash                              3,423 |           (760)            739            (717)
                                                                   |
Effect of exchange rate changes on cash                        377 |             23               4              15
                                                                   |
Cash, Beginning of period                                       -- |            823              80             782
                                                     ------------- |  -------------   -------------   -------------
                                                                   |
Cash, End of period                                  $       3,800 |  $          86   $         823   $          80
                                                     ============= |  =============   =============   =============
                                                                   |
                                                                   |
Supplemental Disclosure of Cash Flow Information -                 |
     Interest paid                                   $         801 |  $          15   $         217   $         129
                                                     ============= |  =============   =============   =============
     Interest received                                          -- |             --   $          95   $         162
                                                     ============= |  =============   =============   =============
     Income taxes paid                                          -- |             --   $          84   $          84
                                                     ============= |  =============   =============   =============
     Income taxes recovered                                     -- |             --   $          16   $          91
                                                     ============= |  =============   =============   =============
     Preferred dividends paid on Class E shares                 -- |             --   $       4,565   $       4,298
                                                     ============= |  =============   =============   =============
                                                                   |
Supplemental Disclosures of Non-Cash Investing and                 |
Financing Activities:                                              |
   Stock based compensation on common shares sold    $       6,431 |             --              --              --
                                                     ============= |  =============   =============   =============
   Warrants (1)                                      $       2,115 |             --              --              --
                                                     ============= |  =============   =============   =============
   Property and equipment acquired under capital                   |
     leases                                          $       5,254 |             --              --              --
                                                     ============= |  =============   =============   =============
   Common shares issued in debt repayment            $         494 |             --              --              --
                                                     ============= |  =============   =============   =============
   Common shares and warrants issued in                            |
     in Pneutech acquisition                         $       3,858 |             --              --              --
                                                     ============= |  =============   =============   =============
                                                                   |
--------------------------------------------------------------------------------------------------------------------

(1) Issued for investor relations services and placement fees - see Note 19.


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


Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. Thomas also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas has a manufacturing facility in Centreville, New Brunswick, Canada and also operates five retail stores in New Brunswick (2), Prince Edward Island, Maine, and Illinois.


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

As disclosed in Notes 12 and 13, we have outstanding convertible debt, together with a common stock option and warrants, held by Laurus Master Fund, Ltd. ("Laurus"). We are not currently in compliance with the obligations imposed by our Registration Rights Agreement with Laurus to register the shares of common stock issuable to Laurus on conversion of the debt or exercise of the option or warrants. As a result, and assuming our Registration Statement is not effective by October 31, 2005, we will begin to incur penalties in the amount of 2% per month of the original principal amount due under the Laurus notes of $22,000. In addition, our failure to comply with the Laurus registration obligations after October 31, 2005 will constitute an event of default which will entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. These agreements were amended on October 28, 2005, as disclosed in
Note 29, such that we are no longer in default.

Additionally, we have not yet filed a registration statement required by the Registration Rights Agreement with the purchasers of our convertible Series A preferred stock (see Note 16). Because that required registration statement was not filed and effective by October 19, 2005, we will begin to incur penalties of 1% per month of the face amount of the preferred stock of $25,000 ($250 per month). Furthermore, if the registration statement is not effective by April 19, 2006, the holders of the series A preferred stock have the option to require redemption with a 10% premium.

We do not currently have the ability to pay such securities in the event of a demand by either party. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, Laurus could conceivably attempt to foreclose on our assets which could cause us to curtail our operations.

Our immediate plans include continuing to request the forbearance of Laurus (they have cooperated with us in the past and have given us no indication that they will not do so in the future) until we can finalize the registration of the common stock associated with their convertible debt. We filed our first registration statement on April 21, 2005 and, through four subsequent amendments, have responded to numerous comments from the SEC Staff. We received some additional comments related to the amendment we filed on October 3, 2005 which we believe will be substantially responded to in our next amendment, which we expect to file on or about October 26, 2005. Subsequently, we intend to devote our resources to registering the common stock issuable on conversion of the preferred stock so as to minimize any penalties and/or ability of the preferred stockholders to demand redemption.

      In addition to the above, we believe that our operating results will improve dramatically during the fiscal year ending June 30, 2006. A significant portion of our fiscal 2005 net loss arose from non-cash items related primarily to stock-based compensation, amortization of debt discounts,and adverse changes in the fair value of our derivative instruments liabilities ($51,854) amounting to $72,091. In addition, we experienced a number of non-recurring expenses associated with our SEC filings and organizational start-up of approximately $2,000. Finally, we have already been successful in positively impacting our liquidity and operations as evidenced by the following:

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


      o We have started to increase utlization of a new supplier for a major product component used by our Thomas Equipment division, which will save us approximately $2,000 during the next twelve months,

      o We have recently increased our pricing by an average of approximately 4.5% while other supplier costs have increased only 2%, which will result in additional profits of approximately $1,500,

      o We have orders for new sales of approximately $30,000 which will be assembled in our new facility in Korea, where our costs are lower, providing additional gross profit of approximately $6,000 and operating income of approximately $4,000.

We may also elect to convert certain Laurus debt to common stock, and/or refinance the indebtedness.

On October 28, 2005, we and Laurus entered into an agreement pursuant to which the Registration Rights Agreement dated November 9, 2004 between the Company and Laurus was terminated in its entirety (see Note 29 'Other subsequent events').

For all the reasons mentioned above, we believe that we have adequate short term borrowing capability, and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time.


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


Acquisition of Assets of Thomas Equipment Limited (TEL, the Predecessor)
------------------------------------------------------------------------

On November 9, 2004, TE2004 acquired the fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited") the Predecessor or the Predecessor Business, an unrelated Company), effective as of October 1, 2004. The acquisition was accounted for by the purchase method in accordance with Financial Accounting Standards Board Statement No. 141 ("SFAS 141") and the results of operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price (including capital leases as valued by TEQI), calculated in accordance with SFAS 141, was $37,182.

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

During the negotiation of the asset acquisition, we agreed with the vendor to a lease for the manufacturing facility and three sales offices. Although it was our original intention to purchase these leased assets, we elected to accept TEL's offer of leases for the manufacturing facility and three sales offices. The terms of the capital leases require minimum annual payments of $489 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $4,906 (translated to U.S. dollars on June 30, 2005). Similarly, Thomas Equipment Limited has the right to require us to purchase the properties (Note 15).

The purchase price of the assets was funded with cash consideration totalling $18,119 which was sourced from loans received from Laurus Master Fund, Ltd. ("Laurus") (see Notes 12 and 13) and cash received from our founders for common stock. The balance of the purchase price of $19,063 was financed with the Predecessor (Thomas Equipment Limited) and its parent company (McCain Foods Limited), with take back note of $2,260 (see Note 10); capital lease financing provided by the predecessor of $5,254 (see Note 15); the sale of preferred shares of our subsidiary TE2004 of $8,370 to McCain (see Note 17); and the balance of $3,179 was a short term note payable to the Predecessor due in three payments starting one month after closing and then each of the two following months.

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
                                                                           ========

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


The purchase price was adjusted as a result of a change in the value assigned to the warrants issued to the former Pneutech shareholders. The adjustment, which was not material, was the result of a change in the volatility (using comparable companies - see Note 13) used to compute the Black-Scholes value of the warrrants.


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

                                             Unaudited
                                             Year Ended
                                           June 30, 2005
                                           --------------

Sales                                      $       99,834
                                           ==============


Net income (loss)                          $      (18,194)
                                           ==============

Earnings per share: basic and diluted      $        (0.86)
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


Restatement

      These financial statements as of June 30, 2005 and for the nine month period then ended, have been restated to record as derivative instrument liabilities options and warrants issued in connection with certain of our debt instruments and our series A preferred stock and to bifurcate and separately account for derivative instruments embedded in those debt instruments and preferred stock. As a result, the effect on our accompanying consolidated balance sheet as of June 30, 2005 was an increase in liabilities and corresponding decrease in stockholders' equity of $76,885 from what was originally reported. The effect on our consolidated statement of operations for the nine months ended June 30, 2005 was an increase in our net loss attributable to common shareholders of $38,102. Basic and diluted loss per share for the nine months ended June 30, 2005 increased by $1.85. Because we anticipate that these derivative liabilities will be settled by issuing our common stock, we do not expect that they will impact our liquidity.


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

Use of estimates


In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments; the amortization periods for debt issuance costs and the amortization of discounts on convertible securities arising from warrants, options and bifurcated derivative instruments; estimates that arise from the provisions for doubtful accounts, warranties and inventory obsolescence; contingent liabilities; the valuation of deferred income tax assets; pension costs (for the predecessor); assumptions used in stock-based compensation calculations and estimating depreciation of tangible assets. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

At June 30, 2005, accounts receivable include approximately $3,500 covered by insurance provided by Export Development Canada (EDC), a Canadian federal government crown corporation whose mandate is to assist Canadian exporters of products and services in expanding their export sales, including providing accounts receivable insurance. Premiums are based on a country risk factor provided by EDC. Claims are subject to a $50,000 annual deductible and claim payments cover 90% of the eligible receivables.

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
Balance, end of period                         $         235  |  $       1,672    $       1,694    $         888
                                               =============  |  =============    =============    =============


Product warranties

At the time a sale to a dealer is recognized, we record the estimated future warranty costs. These costs are estimated based on historical warranty claims, including the historical warranty expense of the Predecessor. Warranty provisions are included as a component of cost of sales. See Note 21 for a summary of the changes in the warranty liability.

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

Predecessor
-----------

The Class E redeemable preferred shares were classified as liabilities in accordance with SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" when it became certain that the shares were to be redeemed. Accordingly, the dividends subsequently paid were classified as a financial expense in the Consolidated Statement of Operations.

In prior years, the Class E redeemable preferred shares were reported separately from liabilities and stockholder's deficit in the Consolidated Balance Sheet and dividends paid on these shares were reflected as a charge against the deficit in accordance with Staff Accounting Bulletin Topic 3 "Senior Securities".


Derivative financial instruments

Successor
---------

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

Predecessor
-----------

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
                                $      35,574 |  $      20,256
                                ============= |  =============

As of June 30, 2005, inventories are stated net of reserves for excess and obsolete inventories of approximately $1,520, which were primarily recorded when the acquisition referenced at Note 3 occurred.

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


                                         Successor   |  Predecessor
                                         Business    |   Business
                                       ------------- | -------------
                                                     |
8.    Other assets                     June 30, 2005 | June 30, 2004
                                       ------------- | -------------
                                                     |
Investments                            $         455 | $          --
Interest paid in advance                          57 |            --
Equipment on operating leases, net                -- |           541
Foreign exchange contracts (Note 27)              -- |            26
                                       ------------- | -------------
                                       $         512 | $         567
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
                                                                         =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


                                                                    Successor
                                                                    Business
                                                                 -------------

11.   Long term debt (Successor only)                            June 30, 2005
                                                                 -------------

Term loans, due on demand, bearing interest at Canadian prime
plus 1.5% (5.75% at June 30, 2005), repaid in August 2005.       $         412

Private loans with interest rates ranging from 3% to 8%, with regular principal and interest payments, assumed on the
acquisition of Pneutech                                                    931
                                                                 -------------
                                                                         1,343
Less: current portion                                                     (606)
                                                                 -------------
                                                                 $         737
                                                                 =============
Principal repayments are as follows, for the fiscal years
ending June 30:
2006                                                             $         606
2007                                                                       630
2008                                                                        64
2009                                                                        40
2010                                                                         3
                                                                 -------------
                                                                 $       1,343
                                                                 =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


12. Convertible credit facility and convertible long term debt (Successor only)

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

      The conversion price of the secured convertible notes may be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, prior to the October 28, 2005 amendment (Note 29), if we issue shares of common stock at a price below the fixed conversion price, the fixed conversion price of the secured convertible notes will be reduced accordingly. As a result, the secured convertible notes are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock".

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

      On January 26, 2005, we and Laurus amended certain terms of the original agreements to increase the maximum principal amount of the secured convertible revolving note to $20,000 (including the minimum borrowing note of $8,000). In consideration, we paid Laurus a fee of $128 and issued Laurus warrants to purchase 400,000 shares of our common stock, at a price of $2.25 per share. The warrants are exercisable at any time and expire on January 26, 2012. Because the warrants are subject to our Registration Rights Agreement with Laurus, they have been accounted for as a derivative instrument liability (see Note 13). The warrants were valued using the Black-Scholes option pricing model and recorded at their initial fair value of $2,424.

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

      Because the warrants and the common stock underlying the conversion option embedded in the $1,900 term loan are subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument liabilities (see Note 13). The warrants were valued using the Black-Scholes option pricing model at $698. The embedded derivative instruments (primarily the conversion option) related to the $1,900 term loan were bifurcated and recorded as a derivative instrument liability. Because the fair value of the warrants of $698 and the fair value of the bifurcated derivative instrument of $6,778 exceeded the proceeds received, the term loan was initially recorded at zero and a charge to income of $5,576 was recognized to record the warrants and the bifurcated derivative instrument at their fair values (see Note 13).

      At June 30, 2005, the following amounts were outstanding under the secured convertible term notes. See Note 13 for information on the derivative instrument liabilities related to the options and warrants issued to Laurus and the bifurcated embedded derivative instruments related to the notes.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


Term loan, bearing interest at U.S. prime plus 3% (9.0% at June 30, 2005) with monthly principal repayments of $207 per month plus interest, starting
July 1, 2005                                                                      $    6,000
Less: unamortized discount                                                            (3,012)
                                                                                  ----------
Balance at June 30, 2005                                                          $    2,988
Less: current portion                                                                 (2,484)
                                                                                  ----------
                                                                                  $      504
                                                                                  ==========
Principal repayments are as follows, for the fiscal years ending June 30:
2005                                                                              $        0
2006                                                                                   2,484
2007                                                                                   2,484
2008                                                                                   1,032


Minimum borrowing note, bearing interest at U.S. prime plus 3% (9.0% at
June 30, 2005) due on November 9, 2007                                            $    8,000
Less: unamortized discount                                                            (4,613)
                                                                                  ----------
Balance at June 30, 2005                                                          $    3,387
                                                                                  ==========

Principal repayments are as follows, for the fiscal years ending June 30:
2005                                                                              $        0
2006                                                                                       0
2007                                                                                       0
2008                                                                                   8,000


Term loan, bearing interest at U.S. prime plus 3% (9.0% at June 30, 2005) with monthly principal repayments of $66 per month plus interest, starting
July 1, 2005                                                                      $    1,900
Less: unamortized discount                                                            (1,900)
                                                                                  ----------
Balance at June 30, 2005                                                          $        0
Less: current portion                                                                     (0)
                                                                                  ----------
                                                                                  $        0
                                                                                  ==========

Principal repayments are as follows, for the fiscal years ending June 30:
2005                                                                              $        0
2006                                                                                     786
2007                                                                                     786
2008                                                                                     328

Revolving credit facility bearing interest at U.S. prime plus 3%
  (9.0% at June 30, 2005)                                                         $    9,684
Less: unamortized discount                                                            (9,684)
                                                                                  ----------
Balance at June 30, 2005                                                          $        0
                                                                                  ==========

The revolving credit facility, provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. At June 30, 2005, the amount of available borrowings pursuant to the formula was as follows:

Available borrowings supported by asset base                                      $   17,710
                                                                                  ----------
Less: amount borrowed under minimum borrowing note                                     8,000
Less: amount borrowed under revolving credit facility                                  9,684
                                                                                  ----------
                                                                                      17,684
                                                                                  ----------
Excess availability                                                               $       26
                                                                                  ==========

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

See Note 2 for a discussion of the current status of our Laurus loans including penalties for failure to register the underlying conversion/warrant shares and the default premium.


On October 28, 2005, we and Laurus entered into an agreement pursuant to which the Registration Rights Agreement dated November 9, 2004 between the Company and Laurus was terminated in its entirety (see Note 29 Other subsequent events).

13.   Derivative financial instrument liabilities (Successor only)

      We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See
Note 12 related to embedded derivative instruments that have been bifurcated from our notes payable to Laurus and Note 16 related to embedded derivative instruments that have been bifurcated from our series A preferred stock.

      In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. The 4,020,000 options issued to Laurus have no stated expiration date; for the purposes of valuing these options using the Black-Scholes option pricing model, they are assumed to have an expiry date of November 9, 2011 (i.e. an initial life of seven years, the same as all warrants issued to Laurus). Because the exercise price of the options is de minimis ($0.01 per share), changing the assumed expiry date has no effect on the value of the options. All options, warrants and conversion options can be exercised by the holder at any time.

      Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 50%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 3.05% to 3.80%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

      At June 30, 2005, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

                                                                                    Exercise    Value -      Value -
                                                                                    Price Per    Issue      June 30,
Issue Date      Expiry Date                      Instrument                           Share      Date         2005
--------------------------------------------------------------------------------------------------------------------
11-09-2004           N/A      4,020,000 options issued to Laurus - see Note 12         $0.01     $4,020     $ 17,165

11-09-2004       11-09-2011   2,200,000 warrants issued to Laurus - see Note 12         2.25        792        6,490

01-26-2005       01-26-2012   400,000 warrants issued to Laurus - see Note 12           2.25      2,424        1,192

02-28-2005       02-28-2012   150,000 warrants issued to Laurus - see Note 12           2.25        698          449

02-28-2005       08-28-2006   1,000,000 warrants issued to Roynat                       3.00      3,290        1,650

04-19-2005       04-19-2010   2,083,333 warrants issued to holders of series A
                              preferred stock - see Note 16                             3.75      4,958        4,500
                                                                                                            ---------
Fair value of freestanding derivative instrument liabilities for options and warrants                       $ 31,446
                                                                                                            ---------

                                                                                    Exercise    Value -      Value -
 Original        Facility                                                           Price Per    Issue      June 30,
Issue Date      Expiry Date                      Instrument                           Share      Date         2005
--------------------------------------------------------------------------------------------------------------------
11-09-2004       11-09-2007   Laurus - $6,000 term note - see Note 12                  $1.50    $ 1,124     $ 13,213

02-28-2005       11-09-2007   Laurus - $1,900 term note - see Note 12                   1.50      6,778        3,667

11-09-2004       11-09-2007   Laurus - $8,000 minimum borrowing note - see Note
                              12                                                        1.50      1,648       19,457

11-09-2004       11-09-2007   Laurus - $12,000 revolving note - see Note 12             1.50      6,864       18,721

04-19-2005           N/A      Series A preferred stock - see Note 16                    3.00     22,167       20,417
                                                                                                            ---------
Fair value of bifurcated embedded derivative instrument liabilities,                                        $ 75,475
  associated with the above mentioned instruments                                                           ---------

Total derivative financial instruments                                                                      $106,921
                                                                                                            =========


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

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

16.   Redeemable preferred shares

Successor
---------
                                                             June 30, 2005
                                                             -------------
25,000 shares of Series A redeemable convertible
        preferred stock - stated amount                        $ 25,000


Less: unamortized discount related to warrants issued to
purchasers and bifurcated embedded derivative instrument
(see Note 13).                                                  (24,999)
                                                               --------
Carrying amount at June 30, 2005                                      1
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

The Preferred Stock is convertible into 8,333,333 shares of common stock at the rate of $3.00 per share and pays a dividend of 5% per annum in cash. The Preferred Stock may be converted at anytime upon five days notice by the Preferred Stockholders. Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price will be adjusted. The conversion price may also be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. The Company can require the holders to convert up to 20% of their Preferred Stock per month, if the common stock trades at an average price of $6.00 per share for 20 consecutive days, with average volume of 150,000 shares per day. At any time commencing after three years from the closing date, the Company can redeem the Preferred Stock. If the redemption occurs in the fourth year after issuance, the redemption amount is 200% of the stated value. If the redemption occurs during the fifth year after issuance, the redemption amount is 225% of the stated value. The holder can require the Company to redeem the Preferred Stock at 110% of the stated value, together with accrued dividends, after five years or upon certain events, including:

      o     failure to deliver common stock when required;

      o     failure to effect registration of the common stock; or

      o     a bankruptcy event.

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


      The 2,083,333 warrants issued to the purchasers were valued, using the Black-Scholes option pricing model, at $4,958. Because of the potential penalties we may have to pay under the Registration Rights Agreement, these warrants have been recorded as derivative instrument liabilities, rather than as equity (see Note 13). These derivative instrument liabilities are adjusted to fair value (using the Black-Scholes option pricing model) at the end of each subsequent period, and any changes in the fair value are charged or credited to income in the period of change.

      Because the series A preferred stock is not considered to be "conventional convertible preferred stock", the embedded conversion option is subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay under the Registration Rights Agreement, together with the fact that the conversion price of the preferred stock can be adjusted in certain circumstances, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability (see
Note 13). This derivative instrument liability was initially valued (using the Black-Scholes option pricing model) at $22,167. It is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. Because the total fair value of the warrants and the embedded derivative instrument of $27,125 exceeded the proceeds received, we recognized an immediate charge to income for the difference. The preferred stock was initially recorded at zero, and is being accreted, using an effective interest method, to its redemption value of $27,500 over the five year period until the holders may request redemption.


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


19.   Common stock warrants issued to non-employees

      We use the Black-Scholes option pricing model to value warrants issued to non-employees. All outstanding warrants may be exercised by the holder at any time. As of June 30, 2005, we had the following warrants outstanding:

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


                                                Exercise      Value
                                   Number of    Price Per       At
Issue Date      Expiry Date        Warrants       Share      Issuance   Issued For
---------------------------------------------------------------------------------------------------------------
01-31-2005       01-31-2008          250,000        $4.00      $  785   Investor relations services

02-28-2005       02-28-2010          211,062        $3.00         388   Acquisition of Pneutech

04-19-2005       04-19-2010          500,000        $3.00       1,330   Placement fee, Series A preferred stock
                                   ---------
Total outstanding                    961,062
                                   =========

      In valuing the warrants at the time they were issued, we used the market price of our common stock on the date of issuance or agreement, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants. All warrants can be exercised by the holder at any time.

      Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 50%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 3.43% to 4.00%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the warrants.

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

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table presents financial information with respect to the segments that management uses to make decisions:


                                                                      Successor
                                                                       Business
                                                                  --------------

                                                                    Nine Months
                                                                          Ended
Sales:                                                            June 30, 2005

                                                                  --------------
     Thomas                                                           $  42,829
     Pneutech                                                             9,100
     Rousseau                                                             7,841
     Samsung                                                              2,005
     Hydramen                                                               609
                                                                      ---------
        Subtotal                                                         62,384
     Eliminations of inter segment sales                                 (2,251)
                                                                      ---------
       Consolidated total                                             $  60,133
                                                                      =========

Depreciation and amortization:
     Thomas                                                           $   1,049
     Pneutech                                                                91
     Rousseau                                                                63
     Samsung                                                                128
     Hydramen                                                                20
                                                                      ---------
       Consolidated total                                             $   1,351
                                                                      =========

Interest expense:
     Thomas                                                           $   4,427
     Pneutech                                                             3,097
     Rousseau                                                                86
     Samsung                                                                 54
     Hydramen                                                                 5
                                                                      ---------
        Subtotal                                                          7,669
     Corporate                                                              167
                                                                      ---------
       Consolidated total                                             $   7,836
                                                                      =========

Net income (loss):
     Thomas                                                           $  (9,916)
     Pneutech                                                            (2,987)
     Rousseau                                                               142
     Samsung                                                               (294)
     Hydramen                                                               (46)
                                                                      ---------
        Subtotal                                                        (13,101)
     Corporate (1)                                                      (65,646)
                                                                      ---------
       Consolidated total                                             $ (78,747)
                                                                      =========

Segment assets:
     Thomas                                                           $  62,108
     Pneutech                                                            25,471
     Rousseau                                                            10,247
     Samsung                                                             14,000
     Hydramen                                                             1,104
                                                                      ---------
        Subtotal                                                        112,930
     Eliminations                                                       (16,882)
                                                                      ---------
         Consolidated total                                           $  96,048
                                                                      =========

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


(1) Corporate expenses primarily include certain stock-based compensation to our founders and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.


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
                                              =======        =======    =======


During the periods presented, no single customer accounted for more than 10% of our revenues, except during the year ended June 30, 2003, when sales to the USA included auction sales of Industrial and Construction products to two major customers of $6,414 and $6,027.


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


Predecessor
-----------

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

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

22.   Related party transactions (predecessor only)

Predecessor
-----------

TEL is a member of the McCain Foods Limited group and has transactions with other members of the group in the normal course of business measured at the exchange amount as summarized below:

                                                               Three Months     Year        Year
                                                                  Ended         Ended       Ended
                                                               September 30,   June 30,   June 30,
                                                                    2004         2004       2003
                                                               -------------   --------   --------

Included in sales:
McCain Foods Limited                                           $          --   $    167   $    183
McCain Produce Inc.                                                       --        227         54
McCain Fertilizer Ltd.                                                    --         28         55
McCain South Africa (Pty) Ltd.                                            --        157         --
McCain Argentina S.A                                                      --         10         16
                                                               -------------   --------   --------
                                                               $          --   $    589   $    308
                                                               -------------   --------   --------

Included in cost of sales:
Freight expense - Day & Ross Inc.                              $         433   $  2,057   $  1,958

Included in general and administrative expenses:
Management fees - McCain Foods Limited                                    --        523        439

Included in financial expenses:
Interest expense - McCain Finance (Canada) Ltd.                           60        217        134
Dividends paid on Class E preferred shares - Day & Ross Inc.              --      4,565      4,298
Interest expense - Day & Ross Inc.                                       542         39         --


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
                                               -------
                                               $49,828
                                               -------

                                               -------
                                               $50,708
                                               =======


                                                        Successor  |
                                                        Business   |          Predecessor Business
                                                       ----------- | ------------------------------------
23.   Net financial expense (income)                   Nine Months | Three Months      Year        Year
                                                          Ended    |     Ended        Ended       Ended
                                                        June 30,   |   Sept. 30,     June 30,    June 30,
                                                           2005    |      2004         2004        2003
                                                       ----------- | -------------   --------    --------
                                                                   |
Capital leases                                         $       279 | $          --   $     --    $     --
Credit facility - subsidiaries                                 260 |            --         --          --
Amortization of deferred financing costs                       563 |            --         --          --
Amortization of discounts and interest
on debt instruments                                          5,633 |            --         --          --
Debt premium                                                   486 |            --         --          --
Dividends on preferred shares of subsidiary                    420 |            --         --          --
Dividends on Class E preferred shares                           -- |            --      4,565          --
Interest charges from affiliated companies                      -- |           541        256         134
Interest income on receivables                                  -- |            --        (95)       (168)
Notional 6% interest income on financing receivables            -- |           (57)      (177)         (2)
Other                                                          195 |            15         25           2
                                                       ----------- | -------------   --------    --------
                                                       $     7,836 | $         499   $  4,574    $    (34)
                                                       =========== | =============   ========    ========

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


                                    Successor    |
                                    Business     |                 Predecessor Business
                                  -------------  |  ---------------------------------------------------
24. Other (income) expense         Nine Months   |     Three Months
                                      Ended      |        Ended           Year Ended       Year Ended
                                  June 30, 2005  |  September 30, 2004   June 30, 2004    June 30, 2003
                                  -------------  |  ------------------   -------------    -------------
                                                 |
Restructuring charges             $          --  |  $              797   $         886    $          --
Foreign exchange (gains) losses           1,557  |              (1,681)           (106)          (3,061)
Management and Director fees                556  |                  --              --               --
Other                                       173  |                  --             (78)              10
                                                 |
                                  -------------  |  ------------------   -------------    -------------
                                  $       2,286  |  $             (884)  $         702    $      (3,051)
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
           ===========  |  =============   =============   =============

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table reconciles income taxes calculated at the basic Canadian corporate income tax rates with the income tax provision.


                                                            Successor   |
                                                            Business    |               Predecessor Business
                                                           -----------  |  ------------------------------------------------
                                                           Nine Months  |  Three Months
                                                              Ended     |      Ended
                                                            June 30,    |  September 30,     Year Ended       Year Ended
                                                               2005     |       2004        June 30, 2004    June 30, 2003
                                                                %       |        %                %                %
                                                           -----------  |  -------------    -------------    -------------
                                                                        |
Canadian federal income tax rate                                  22.1  |           22.1             23.1             25.1
Canadian provincial and foreign income tax rates                   9.0  |
Canadian provincial income tax rate                                 --  |           12.9             12.9             13.6
Manufacturing and processing credit                                 --  |             --             (0.9)            (2.7)
Large corporation taxes                                            0.2  |           (1.0)            (0.6)            (7.6)
Dividends reported as interest expense                            (0.2) |             --            (13.9)              --
Effect of other permanent non-deductible items                   (29.9) |           (0.5)            (0.3)            (2.9)
Unrecognized benefit of losses and temporary differences          (1.0) |          (34.5)           (21.4)          (106.2)
Unrealized losses on financial instruments                          --  |             --              0.3             70.0
Other                                                               --  |             --              0.3              3.1
                                                           -----------  |  -------------    -------------    -------------
Effective income tax rate                                          0.2  |           (1.0)            (0.5)            (7.6)
                                                           ===========  |  =============    =============    =============

The effect of permanent non-deductible items arises primarily from the unrealized loss on derivative financial instruments and certain stock-based expenses.


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
                                     ============== | =============


The significant difference between our net operating loss carry forwards and our deficit arises primarily from the unrealized loss on derivative financial instruments and certain stock-based expenses that are considered to be permanent differences between book and tax reporting.


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

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table sets forth the status of TEL's principal defined benefit plans as of June 30, 2004.

                                                  Pension plans    Other benefits
                                                  -------------    --------------

Change in benefit obligation

Accrued benefit obligation at beginning of year   $      10,137    $          253
Benefits paid by MFL                                       (341)              (10)
Current service cost                                        510                16
Interest cost                                               757                17
Employee contributions                                      347                --
Actuarial experience (gains) losses                         297               (13)
Foreign exchange                                            113                 4
                                                  -------------    --------------
Accrued benefit obligation at end of year         $      11,820    $          267
                                                  -------------    --------------

Change in plan assets

Fair value of plan assets at beginning of year    $       8,310    $           --
Actual return on plan assets                              1,390                --
Employer contributions by MFL                             1,612                10
Employee contributions                                      347                --
Benefits paid                                                --               (10)
Benefits paid by MFL                                       (341)               --
Foreign exchange                                            102                --
                                                  -------------    --------------
Fair value of plan assets at end of year          $      11,420    $           --
                                                  -------------    --------------

Funded status - plan deficit                      $        (400)   $         (267)

Unamortized net actuarial (gains) losses                    716               (39)
Unamortized past service cost                                95                --
Net amount recognized by MFL                               (411)               --
                                                  -------------    --------------
Net amount recognized                             $          --    $         (306)
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
                        =============   ==============   =====

Thomas Equipment, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Details of TEL's pension plans with accumulated benefit obligations in excess of plan assets and pension plans with plan assets in excess of accumulated benefit obligations at June 30, 2004, are set out below:

                                           Assets exceeding     Accumulated benefits
                                         accumulated benefits     exceeding assets       Total
                                         --------------------   --------------------    --------


Accumulated benefit obligation           $                349   $              9,744    $ 10,093
Effect of salary increase                                 258                  1,469       1,727
                                         --------------------   --------------------    --------
Accrued (projected) benefit obligation                    607                 11,213      11,820
Fair value of plan assets                                 686                 10,734      11,420
                                         --------------------   --------------------    --------
Funded status - surplus (deficit)        $                 79   $               (479)   $   (400)
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

Successor
---------

      On October 28, 2005, we and Laurus entered into an agreement pursuant to which the Registration Rights Agreement dated as of November 9, 2004 between the Company and Laurus was terminated in its entirety. As a result of such agreement, we are no longer required to register all of the shares of common stock held by Laurus or underlying options, warrants and convertible debt held by them.

      Previously, we were not in compliance with our obligations to register the shares of common stock held by or issuable to Laurus. However, Laurus had previously waived, through October 31, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898 which was less than the damages we would have incurred while not in compliance through October 31, 2005. This fee was recorded in our first quarter of fiscal 2006 (quarter ended September 30, 2005). In addition, as this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee did not have a material impact on our liquidity.

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

In full consideration for all amounts due or which otherwise might have become due to Laurus pursuant to the Registration Rights Agreement, we paid Laurus a fee of $600.

Predecessor
-----------


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

The information set forth below is not necessarily indicative of results of future operations



                                                                                 |   Predecessor
                                                  Successor Business             |    Business
                                         --------------------------------------  |  -------------
                                           Three        Three         Three      |      Three
                                           Months      Months         Months     |     Months
                                           Ended        Ended         Ended      |      Ended
                                          June 30,    March 31,    December 31,  |  September 30,
                                            2005         2005          2004      |       2004
                                          --------    ---------    ------------  |  -------------
Sales                                     $ 28,681    $  17,036    $     14,416  |  $      13,857
                                                                                 |
Gross profit                                 5,626        2,266           2,274  |          2,087
                                                                                 |
Net income (loss) (1)                       36,798      (60,435)        (55,110) |         (1,602)
                                                                                 |
Basic income (loss) per common share          1.73        (2.96)          (2.76) |          (0.19)
                                                                                 |
Diluted income (loss) per common share       (0.05)       (2.96)          (2.76) |          (0.19)
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

------------------------------------------------------------------------------------------------


----------
(1) For the three month periods ended June 30, 2005, March 31, 2005 and December 31, 2004, net income (loss) includes income (expense) of $46,775, $(56,927) and $(47,702), respectively, related to net unrealized changes in the fair value of derivative instrument liabilities.