Form 10-Q/A
period 2005-09-30
Thomas Equipment, Inc.
filed 2006-01-18
CIK 1122380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

As of January 17, 2006, 21,250,000 shares of common stock, $.0001 par value per share, were outstanding.

                                      INDEX

Item                                                                        Page
------                                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet as of September 30,
          2005 and June 30, 2005                                              4

          Consolidated Statements of Operations for the Three Months
          Ended September 30, 2005 (Successor) and the Three Months
          Ended September 30, 2004 (Predecessor)                              5

          Consolidated Statement of Stockholders' Equity (Deficit)
          for the Three Months Ended September 30, 2005 (Successor)           6

          Consolidated Statements of Cash Flows for the Three Months
          Ended September 30, 2005 (Successor) and the Three Months
          Ended September 30, 2004 (Predecessor)                              7

          Notes to Condensed Consolidated Financial Statements                8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         32

Item 4.   Controls and Procedures                                            33

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  34

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        34

Item 3.   Defaults Upon Senior Securities                                    34

Item 4.   Submission Of Matters To A Vote Of Security Holders                34

Item 5.   Other Information                                                  34

Item 6.   Exhibits                                                           34

                       Statement Regarding This Amendment

We are amending our Form 10-Q for the period ended September 30, 2005, as previously filed on November 14, 2005.

In connection with the filing of our Registration Statement on Form S-1, we have had extensive discussions with the Staff of the Securities and Exchange Commission, concerning the appropriate accounting for derivative instruments embedded in our debt agreements with Laurus Master Fund, Ltd and in our series A preferred stock. As a result of these discussions, embedded conversion options related to the debt and series A preferred stock, together with other embedded derivative instruments, have been bifurcated from the debt and series A preferred stock hosts and accounted for separately as derivative instrument liabilities. We have modified the footnote disclosure related to our debt, series A preferred stock and derivative instruments liabilities and provided information on subsequent changes related to our loans from Laurus. In addition, we have modified the estimated volatility used in the Black-Scholes option pricing model used to value our options, warrants and the conversion options embedded in our debt and series A preferred stock.

The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on our consolidated statement of operations for the three month period ended September 30, 2005, was an increase in our net income attributable to common shareholders of $14,244. Basic net income per share attributable to common shareholders for the three months ended September 30, 2005 increased by $0.67. Diluted net loss per share attributable to common shareholders increased by $0.03 for the three months ended September 30, 2005. The effect on our consolidated balance sheet as of September 30, 2005 and June 30, 2005 was a decrease in stockholders' equity of $29,407 and $76,885, respectively.

In all other material respects, this Amended Quarterly Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q previously filed by the Company on November 14, 2005. This amendment should also be read in conjunction with our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005 and our Registration Statement on Form S-1, filed on January 12, 2006, together with any subsequent amendments thereof.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             THOMAS EQUIPMENT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Unaudited - in thousands, except share data)


                                                                                 September 30,    June 30,
                                                                                      2005          2005
                                                                                 -------------    --------
                                                                                 (as restated)  (as restated)
ASSETS

Current assets:
  Cash                                                                           $       3,499    $  3,800
  Accounts receivable, net of allowance for doubtful accounts of $342 and $235          22,863      24,426
  Inventories (Note 6)                                                                  35,647      35,574
  Prepaid expenses and other assets                                                      2,918       3,709
                                                                                 -------------    --------
      Total current assets                                                              64,927      67,509

Property, plant and equipment, net                                                      22,977      21,504
Deferred finance costs and other assets                                                  1,933       1,734
Goodwill                                                                                 5,577       5,301
                                                                                 -------------    --------
      Total assets                                                               $      95,414    $ 96,048
                                                                                 =============    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Revolving credit facilities (Note 7)                                           $      11,043    $ 10,813
  Convertible credit facility (Note 8)                                                      --          --
  Trade payables                                                                        16,425      14,490
  Warranty liability (Note 4)                                                            1,350       1,280
  Other payables and accrued liabilities                                                 5,073       4,279
  Current portion of long term obligations (Note 9)                                      1,675       3,794
  Current portion of convertible long term debt (Note 8)                                 2,484       2,484
  Derivative financial instruments (Note 11)                                             1,270          --
  Redeemable preferred stock of subsidiary (Note 10)                                     8,601       8,142
                                                                                 -------------    --------
      Total current liabilities                                                         47,921      45,282

Convertible minimum borrowing note (Note 8)                                              3,662       3,387
Long term obligations (Note 9)                                                           6,937       6,716
Convertible long term debt (Note 8)                                                        347         504
Deferred taxes                                                                             385         366
Derivative financial instruments (Note 11)                                              92,448     106,921
                                                                                 -------------    --------
                                                                                       151,700     163,176
                                                                                 -------------    --------
Redeemable convertible preferred stock, Series A (Note 12)                                   1           1
                                                                                 -------------    --------

Stockholders' Equity (Deficit)
  Common stock (Note 12)                                                                     2           2
  Additional paid in capital                                                            11,954      12,267
  Accumulated deficit                                                                  (63,598)    (78,747)
  Accumulated other comprehensive income (loss)                                         (4,645)       (651)
                                                                                 -------------    --------
      Total stockholders' equity (deficit)                                             (56,287)    (67,129)
                                                                                 -------------    --------

Total liabilities and stockholders' equity (deficit)                             $      95,414    $ 96,048
                                                                                 =============    ========

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (Unaudited - in thousands, except share data)

                                                                    Successor    |  Predecessor
                                                                     Business    |    Business
                                                                   ------------  |  ------------
                                                                      Three      |  Three Months
                                                                   Months Ended  |     Ended
                                                                   September 30, |  September 30,
                                                                       2005      |      2004
                                                                   ------------  |  ------------
                                                                   (as restated)
Sales                                                              $     26,115  |  $     13,857
Cost of sales                                                            21,537  |        11,770
                                                                   ------------  |  ------------
Gross profit                                                              4,578  |         2,087
                                                                   ------------  |  ------------
                                                                                 |
Operating expenses:                                                              |
  Selling                                                                 2,280  |         1,797
  General and administrative                                              3,399  |         2,221
  Provision for doubtful receivables                                         84  |            41
  Other (income)                                                         (4,846) |          (884)
                                                                   ------------  |  ------------
                                                                            917  |         3,175
                                                                   ------------  |  ------------
                                                                                 |
Operating income (loss)                                                   3,661  |        (1,088)
                                                                                 |
  Net financial expense                                                   2,805  |           499
  Derivative instrument (income), net                                   (14,293) |            --
                                                                   ------------  |  ------------
                                                                                 |
Net income (loss) before income taxes                                    15,149  |        (1,587)
                                                                                 |
Provision for income taxes                                                   --  |            15
                                                                   ------------  |  ------------
                                                                                 |
Net income (loss)                                                  $     15,149  |  $     (1,602)
Dividends and accretion on series A preferred stock                         313  |            --
                                                                   ------------  |  ------------
Net income (loss) attributable to common shareholders              $     14,836  |  $     (1,602)
                                                                   ============  |  ============
                                                                                 |
Weighted average shares outstanding, basic                           21,250,000  |     8,643,000
                                                                   ------------  |  ------------
Weighted average shares outstanding, diluted                         53,076,373  |     8,643,000
                                                                   ------------  |  ------------
                                                                                 |
Basic income (loss) per share                                      $       0.70  |  $      (0.19)
                                                                   ============  |  ============
Diluted income (loss) per share                                    $      (0.03)    $      (0.19)
                                                                   ============  |  ============
                                                                                 |
Reconciliation of Comprehensive Income (Loss):                                   |
Net income (loss)                                                  $     15,149  |  $     (1,602)
Other comprehensive income (loss) - foreign currency translation         (3,994) |          (726)
                                                                   ------------  |  ------------
Total comprehensive income (loss)                                  $     11,155  |  $     (2,328)
                                                                   ============  |  ============

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

                               Successor Business

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               (Unaudited - in thousands, except number of shares)

                                               Common Stock      Additional                       Other
                                          --------------------    Paid-In      Accumulated    Comprehensive
                                            Shares     Amount     Capital        Deficit          Loss          Total
                                          ----------   -------   ----------    -----------    -------------    --------
Balances, July 1, 2005, as restated       21,250,000   $     2   $   12,267    $   (78,747)   $        (651)   $(67,129)

Accretion of discount on series A
  preferred stock and premium
  payable on redemption                           --        --           (1)            --               --          (1)

Dividends on series A preferred stock             --        --         (312)            --               --        (312)

Currency translation adjustment                   --        --           --             --           (3,994)     (3,994)

Net income for the period                         --        --           --         15,149               --      15,149
                                          ----------   -------   ----------    -----------    -------------    --------
Balances, September 30, 2005,
  as restated                             21,250,000   $     2   $   11,954    $   (63,598)   $      (4,645)   $(56,287)
                                          ==========   =======   ==========    ===========    =============    ========

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                Successor    |  Predecessor
                                                                                 Business    |    Business
                                                                               ------------  |  ------------
                                                                               Three Months  |  Three Months
                                                                                  Ended      |     Ended
`                                                                              September 30, |  September 30,
                                                                                   2005      |      2004
                                                                               ------------  |  ------------
                                                                               (as restated)
Cash Flows From Operating Activities:
  Net income (loss)                                                            $     15,149  |  $     (1,602)
  Adjustments to reconcile net income (loss) to net cash used in operating                   |
  activities:                                                                                |
    Amortization of debt discounts, premiums and deferred financing fees                561  |            --
    Unrealized gains on derivative instruments                                      (14,293) |            --
    Amortization of warrants issued for professional fees                               196  |            --
    Depreciation and amortization                                                       586  |           528
    Unrealized foreign exchange gain on U.S. $ denominated debt                      (4,659) |            --
    Allowance for doubtful accounts                                                      84  |            --
  Net change in working capital items                                                 4,120  |        (1,103)
                                                                               ------------  |  ------------
Net Cash Provided By (Used In) Operating Activities                                   1,744  |        (2,177)
                                                                               ------------  |  ------------
                                                                                             |
Cash Flows From Investing Activities:                                                        |
  Purchase of property, plant and equipment                                          (1,377) |          (272)
                                                                               ------------  |  ------------
Net Cash Used In Investing Activities                                                (1,377) |          (272)
                                                                               ------------  |  ------------
                                                                                             |
Cash Flows From Financing Activities:                                                        |
  Deferred financing fees                                                               (73) |            --
  Net repayments of advances from affiliated companies                                   --  |          (588)
  Increases (decreases) in credit facilities                                           (303) |            --
  Increases (decreases) in convertible credit facilities                              1,020  |            --
  Increase in bank advances                                                              --  |         2,277
  Payments on long term obligations and convertible long term debt                   (1,210) |            --
  Payments on capital lease obligations                                                (125) |            --
                                                                               ------------  |  ------------
Net Cash Provided By (Used In) Financing Activities                                    (691) |         1,689
                                                                               ------------  |  ------------
                                                                                             |
Net Increase (Decrease) in Cash                                                        (324) |          (760)
Effect of Exchange Rate Changes on Cash                                                  23  |            23
Cash, Beginning of Period                                                             3,800  |           823
                                                                               ------------  |  ------------
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

      Thomas Equipment Inc. and its subsidiaries manufacture and distribute through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. Thomas Equipment also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas Equipment has manufacturing and assembly facilities in Centreville, New Brunswick, Canada and Busan, South Korea and also operates five retail stores in New Brunswick, Prince Edward Island, Maine, and Illinois.

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

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments; the amortization periods for debt issuance costs and the amortization of discounts on convertible securities arising from warrants, options and bifurcated derivative instruments; estimates that arise from the provisions for doubtful accounts receivable, warranties and inventory obsolescence; contingent liabilities; the valuation of deferred income tax assets; and estimating depreciation of tangible assets. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Restatement

      These financial statements, as of September 30, 2005 and June 30, 2005 and for the three months ended September 30, 2005, have been restated to record as derivative instrument liabilities options and warrants issued in connection with certain of our debt instruments and our series A preferred stock and to bifurcate and separately account for derivative instruments embedded in those debt instruments and preferred stock. As a result, the effect on our accompanying consolidated balance sheet as of September 30, 2005 and June 30,

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

2005 was an increase in liabilities and corresponding decrease in stockholders' equity of $29,407 and $76,885, respectively, from what was originally reported. The effect on our consolidated statement of operations for the three months ended September 30, 2005 was an increase in our net income attributable to common shareholders of $14,244. Basic income per share for the three months ended September 30, 2005 increased by $0.67 and diluted net loss per share for the three months ended September 30, 2005 increased by $0.03. Because we anticipate that these derivative liabilities will be settled by issuing our common stock, we do not expect that they will impact our liquidity.

3.    Liquidity and going concern

      Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

      We have outstanding convertible debt, together with a common stock option and warrants, held by Laurus. We were previously not in compliance with the obligations imposed by our Registration Rights Agreement with Laurus to register the shares of common stock issuable to Laurus on conversion of the debt or exercise of the option or warrants. However, as of October 28, 2005, the Registration Rights Agreement was terminated in its entirety. Previously, our failure to comply with the Laurus registration obligations after October 31, 2005 would have constituted an event of default which would entitle Laurus, in its sole discretion, to demand payment in full of all obligations due to them, together with a 15% premium on the principal amount of notes then outstanding. As described in Note 16, on November 16, 2005 and January 9, 2006, we received additional loans from Laurus.

      As of January 17, 2006, we are not currently in compliance with our obligations to register the shares of common stock underlying the 1,000,000 warrants issued to Roynat Merchant Capital Inc. Under the Registration Rights Agreement with Roynat, because this registration statement was not effective by August 31, 2005, we began to incur damages of $50 per month. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $600.

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

5.    Net income or loss per share

      We compute net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period, after deducting dividends and accretion of discounts and redemption premium on our series A preferred stock, by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended September 30, 2005 consisted of options to purchase 4,020,000 common shares, warrants to purchase 6,794,395 common shares, debt convertible into a maximum of up to 18,600,000 common shares and preferred stock convertible into 8,333,333 common shares) are not considered in the computations. Common stock issuable on the assumed exercise of options and warrants is computed based on the treasury stock method using the average market price for the period, which for the quarter ended September 30, 2005 was $3.95.

The following reconciles the numerator and denominator of the basic and diluted per-share computations:

                                                                          For The Three Months Ended September 30,
                                                                                            2005
                                                                        -----------------------------------------------
                                                                           Income           Shares          Per-Share
                                                                         (Numerator)     (Denominator)       Amount
                                                                        -----------------------------------------------
Net income                                                              $      15,149
Less: Dividends and accretion on series A preferred stock                         313
                                                                        -------------

Basic EPS
Income available to common shareholders                                        14,836       21,250,000    $        0.70
                                                                                                          =============

Effect of Dilutive Securities
Options and warrants                                                           (3,473)       5,710,374
Convertible debt                                                              (10,425)      17,782,666
Convertible series A preferred stock                                           (2,520)       8,333,333
                                                                        ------------------------------

Diluted EPS
Income available to common shareholders and assumed conversions         $      (1,582)      53,076,373    $       (0.03)
                                                                        ===============================================

Under the "if converted" method, options, warrants and convertible instruments are assumed to have been converted as of the beginning of the period and any proceeds received on conversion are assumed to have been used to purchase treasury stock at the average market price for the period. Net income is adjusted to eliminate interest and dividends on preferred stock, as well as unrealized gains or losses related to derivative instruments and foreign exchange associated with the "if converted" instruments.

Warrants to purchase 250,000 shares of common stock at $4 per share were outstanding during the quarter but were not included in the computation because the warrants' exercise price was greater than the average market price of the common shares of $3.95.

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

8.    Convertible credit facility and convertible long term debt

      On November 9, 2004, concurrently with the closing of the acquisition of the Thomas Equipment Limited assets, we entered into agreements, as subsequently amended, with Laurus Master Fund, Ltd. ("Laurus'), a Cayman Islands corporation, pursuant to which we sold convertible notes, and options and warrants to purchase common stock, to Laurus in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus were:

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

      On January 26, 2005, we and Laurus amended certain terms of the original agreements to:

      o Increase the maximum principal amount of the secured convertible revolving note to $20,000 (including the minimum borrowing note of $8,000)

      o Issue to Laurus warrants to purchase 400,000 shares of our common stock, at a price of $2.25 per share. The warrants are exercisable at any time and expire on January 26, 2012.

      On February 28, 2005, we issued to Laurus:

      o A secured convertible term note with a principal amount of $1,900 and;

      o A common stock purchase warrant to purchase 150,000 shares of common stock of Thomas Equipment, at a purchase price of $2.25 per share, exercisable in whole or in part at any time until February 28, 2012;

      On October 28, 2005, November 16, 2005 and January 9, 2006, we further amended our agreements with Laurus, as described in Note 16 "Recent events".

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      Because the options and warrants issued to Laurus were subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument liabilities (see Note 11). Also, certain derivative instruments embedded in the debt instruments, including the embedded conversion options, have been bifurcated and accounted for separately as derivative instrument liabilities (see Note 11).

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

      Our obligations under the notes are secured by all of our assets. The notes mature on November 9, 2007. The interest rate on the notes is reset once each month and is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 3.0%, provided that the annual rate of interest may not be less than 7.5%. At September 30, 2005, the interest rate on the notes was 9.75%.

      The $6,000 and $1,900 secured convertible term notes and the $8,000 minimum borrowing note may be redeemed by us in cash by paying Laurus 105% of the outstanding principal amount, plus accrued interest. Upon the occurrence of certain Events of Default under the agreements (including failure to effect registration of the underlying common stock or a change in control of the Company), Laurus has the right to require us to redeem the notes, at an amount of 115% of the outstanding principal amounts, plus accrued interest.

      At September 30, 2005, the following amounts were outstanding under the secured convertible term notes. See Note 11 for information on the derivative instrument liabilities related to the options and warrants issued to Laurus and the bifurcated embedded derivative instruments related to the notes.

                                                                               September 30,          June 30,
                                                                                        2005              2005
                                                                               -------------     -------------
$6,000 term loan, bearing interest at U.S. prime plus 3% with monthly
principal repayments of $207 per month plus interest, starting July 1, 2005    $       5,379     $       6,000
Less: unamortized discount                                                            (2,548)           (3,012)
                                                                               -------------     -------------
Balance                                                                        $       2,831     $       2,988
Less: current portion                                                                 (2,484)           (2,484)
                                                                               -------------     -------------
                                                                               $         347     $         504
                                                                               =============     =============

$8,000 minimum borrowing note, bearing interest at U.S. prime plus 3% due
on November 9, 2007                                                            $       8,000     $       8,000
Less: unamortized discount                                                            (4,338)           (4,613)
                                                                               -------------     -------------
Balance                                                                        $       3,662     $       3,387
                                                                               =============     =============

$1,900 term loan, bearing interest at U.S. prime plus 3% with monthly
principal repayments of $66 per month plus interest, starting July 1, 2005     $       1,702     $       1,900
Less: unamortized discount                                                            (1,702)           (1,900)
                                                                               -------------     -------------
Balance                                                                        $           0     $           0
Less: current portion                                                                     (0)               (0)
                                                                               -------------     -------------
                                                                               $           0     $           0
                                                                               =============     =============

Revolving credit facility, bearing interest at U.S. prime plus 3%              $      10,774     $       9,684
Less: unamortized discount                                                           (10,774)           (9,684)
                                                                               -------------     -------------
Balance                                                                        $           0     $           0
                                                                               =============     =============

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the
formula was as follows:                                                        $      19,760     $      17,710
                                                                               -------------     -------------

Less: amount borrowed under minimum borrowing note                                     8,000             8,000
Less: amount borrowed under revolving credit facility                                 10,774             9,684
                                                                               -------------     -------------
                                                                                      18,774            17,684
                                                                               -------------     -------------

Excess availability                                                            $         986     $          26
                                                                               =============     =============

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

9.    Long term obligations

                                                                             September 30,        June 30,
                                                                                  2005              2005
                                                                             -------------     -------------
Note payable to Predecessor, bearing interest at 4%, with two equal annual
  principal repayments plus interest, maturing on October 31, 2006           $       2,322     $       2,198

Due to affiliate of the Predecessor                                                     --             1,944

Capital lease obligations                                                            5,277             5,025

Private loans with interest rates ranging from 3% to 8%, with regular
  principal and interest payments                                                    1,013             1,343
                                                                             -------------     -------------
                                                                                     8,612            10,510
Less: current portion                                                               (1,675)           (3,794)
                                                                             -------------     -------------
                                                                             $       6,937     $       6,716
                                                                             =============     =============

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

10.   Redeemable preferred stock of subsidiary

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

11.   Derivative financial instrument liabilities

      We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See
Note 8 related to embedded derivative instruments that have been bifurcated from our notes payable to Laurus and Note 12 related to the embedded derivative instruments that have been bifurcated from our series A preferred stock.

      In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at September 30, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. The 4,020,000 options issued to Laurus have no stated expiration date; for the purposes of valuing these options using the Black-Scholes option pricing model, they are assumed to have an expiry date of November 9, 2011 (i.e. an initial life of seven years, the same as all warrants issued to Laurus). Because the exercise price of the options is de minimis ($0.01 per share), changing the assumed expiry date has no effect on the value of the options. All options, warrants and conversion options can be exercised by the holder at any time.

      Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 50%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 3.05% to 4.23%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

      At September 30, 2005, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

                                                                                   Exercise    Value -       Value -
                                                                                   Price Per    Issue    September 30,
Issue Date      Expiry Date                     Instrument                           Share      Date         2005
----------------------------------------------------------------------------------------------------------------------
11-09-2004          N/A       4,020,000 options issued to Laurus - see Note 8         $0.01     $4,020        $15,638

11-09-2004       11-09-2011   2,200,000 warrants issued to Laurus - see Note 8         2.25        792          5,742

01-26-2005       01-26-2012   400,000 warrants issued to Laurus - see Note 8           2.25      2,424          1,052

02-28-2005       02-28-2012   150,000 warrants issued to Laurus - see Note 8           2.25        698            396

02-28-2005       08-28-2006   1,000,000 warrants issued to Roynat                      3.00      3,290          1,270

04-19-2005       04-19-2010   2,083,333 warrants issued to holders of series A
                              preferred stock - see Note 12                            3.75      4,958          3,875
                                                                                                         ------------
Fair value of freestanding derivative instrument liabilities for options and warrants                         $27,973
                                                                                                         ------------

                                                                                   Exercise    Value -       Value -
 Original        Facility                                                          Price Per    Issue    September 30,
Issue Date      Expiry Date                     Instrument                           Share      Date         2005
----------------------------------------------------------------------------------------------------------------------
11-09-2004       11-09-2007   Laurus - $6,000 term note - see Note 8                   1.50      1,124        $10,218

02-28-2005       11-09-2007   Laurus - $1,900 term note - see Note 8                   1.50      6,778          2,785

11-09-2004       11-09-2007   Laurus - $8,000 minimum borrowing note - see
                              Note 8                                                   1.50      1,648         16,628

11-09-2004       11-09-2007   Laurus - $12,000 revolving note - see Note 8             1.50      6,864         18,531

04-19-2005           N/A      Series A preferred stock - see Note 12                   3.00     22,167         17,583
                                                                                                         ------------
Fair value of bifurcated embedded derivative instrument liabilities associated                                $65,745
with the above mentioned instruments                                                                     ------------

                                                                                                         ------------
Total derivative financial instruments                                                                        $93,718
                                                                                                         ============

12.   Capital stock

      At September 30, 2005, we have 200,000,000 authorized shares of common stock, par value $0.0001, 21,250,000 shares issued and outstanding.

      We have 5,000,000 shares of preferred stock authorized, $0.0001 par value. At September 30, 2005, 25,000 shares of series A preferred stock were issued and outstanding, as follows.

                                                                                   September 30,       June 30,
                                                                                        2005             2005
                                                                                   -------------    -------------
25,000 shares of Series A redeemable convertible preferred stock - stated amount   $      25,000    $      25,000

Less: unamortized discount related to warrants issued to purchasers and
bifurcated embedded derivative instruments (see Note 11)                                 (24,999)         (24,999)
                                                                                   -------------    -------------

Carrying amount at September 30, 2005                                              $           1    $           1
                                                                                   =============    =============

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

      The fair value of the warrants issued to the purchasers and the fair value of the bifurcated embedded derivative instrument (see Note 11) initially exceeded the face amount of the preferred stock. As a result, the preferred stock was initially recorded at zero, and is being accreted, using an effective interest method, to its redemption value of $27,500 over the five year period until the holders may request redemption.

13.   Financing expense

For the three months ended September 30, 2005, financing expense was as follows:

Capital leases                                                            $   95
Credit facility                                                              184
Amortization of discounts and interest on Laurus debt instruments          1,066
Amortization of deferred financing fees                                      132
Debt premium                                                                 239
Dividends on preferred stock of subsidiary                                   166
Waiver fee paid to Laurus                                                    898
Other                                                                         25
                                                                          ------
Total                                                                     $2,805
                                                                          ======


14.   Common stock warrants issued to non-employees

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

15.   Segment information

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

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)

      The following table presents financial information with respect to the segments that management uses to make decisions:

                                                Successor Business
                                                ------------------
                                                Three Months Ended
                                                September 30, 2005
                                                ------------------
Sales:
  Thomas                                        $           12,838
  Pneutech                                                   6,226
  Rousseau                                                   5,126
  Samsung                                                    2,764
  Hydramen                                                     430
                                                ------------------
    Subtotal                                                27,384
  Elimination of inter segment sales                        (1,269)
                                                ------------------
    Consolidated total                          $           26,115
                                                ==================

Depreciation and amortization:
  Thomas                                        $              362
  Pneutech                                                      65
  Rousseau                                                      44
  Samsung                                                      100
  Hydramen                                                      15
                                                ------------------
    Consolidated total                          $              586
                                                ==================

Net financial expense:
  Thomas                                        $            2,633
  Pneutech                                                     121
  Rousseau                                                      42
  Samsung                                                        6
  Hydramen                                                       3
                                                ------------------
    Consolidated total                          $            2,805
                                                ==================

Net income (loss):
  Thomas                                        $           (2,324)
  Pneutech                                                     869
  Rousseau                                                     115
  Samsung                                                      249
  Hydramen                                                     (20)
                                                ------------------
    Subtotal                                    $           (1,111)
  Corporate (1)                                             16,260
                                                ------------------
    Consolidated total                          $           15,149
                                                ==================

Property, plant and equipment, net:
  Thomas                                        $           15,576
  Pneutech                                                   1,996
  Rousseau                                                     659
  Samsung                                                    4,495
  Hydramen                                                     251
                                                ------------------
    Subtotal                                                22,977
  Eliminations                                                  --
                                                ------------------
    Consolidated total                          $           22,977
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

16.   Recent events

      On October 28, 2005, we and Laurus entered into an agreement pursuant to which the Registration Rights Agreement dated as of November 9, 2004 between the Company and Laurus was terminated in its entirety. As a result of such agreement, we are no longer required to register all of the shares of common stock held by Laurus or underlying options, warrants and convertible debt held by them.

      Previously, we were not in compliance with our obligations to register the shares of common stock held by or issuable to Laurus. However, Laurus had previously waived, through October 31, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898 (see Note 13), which was less than the damages we would have incurred while not in compliance through October 31, 2005. As this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee did not have a material impact on our liquidity.

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

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited - in thousands except share and per share data)


      As of January 17, 2006, we are not currently in compliance with our obligations to register the shares of common stock underlying the 1,000,000 warrants issued to Roynat Merchant Capital Inc. Under the Registration Rights Agreement with Roynat, because this registration statement was not effective by August 31, 2005, we began to incur damages of $50 per month. If the registration statement never becomes effective, the maximum damages we may have to pay aggregate approximately $600.

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

      Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators for the industrial and construction industry. Thomas Equipment also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas Equipment has manufacturing and assembly facilities in Centreville, New Brunswick, Canada and Busan, South Korea and also operates five retail stores - three in Atlantic Canada, one in Presque Isle, Maine, and one in Lynnwood, Illinois.

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

      Although a significant portion of our sales are transacted in the U.S., Korea and Europe, most of our assets and operations are in Canada and, as a result, our functional currency for recording transactions is the Canadian dollar, which is then translated into U.S. dollars for reporting purposes. Geographic information on our revenues and property, plant and equipment is included in Note 15 to the condensed consolidated financial statements, included in Item 1 of this Report on Form 10-Q.

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

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

The information contained in this section is that of the successor Thomas Equipment, Inc. for the three months ended September 30, 2005 (unaudited).

-------------------------------------------------------------------
Revenues                                        $ 26,115    100.0%
  Cost of Sales                                   21,537     82.5%
Gross Profit                                       4,578     17.5%
  Selling Expenses                                 2,280      8.7%
  G&A Expenses                                     3,399     13.0%
  Provision for Doubtful Accounts                     84      0.3%
  Other (Income)                                  (4,846)   (18.6)%
Operating Income                                   3,661     14.0%
  Net Financial Expense                            2,805     10.7%
  Derivative Instruments (Income), net           (14,293)   (54.7%)
  Provision for Income Taxes                          --       --
Net Income                                        15,149     58.0%
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

Selling Expenses

      For the three months ended September 30, 2005, selling expenses were $2,280 and include $958 for Pneutech. As a percentage of sales, selling costs were 8.7% which is a decrease from 9.8% during the quarter ended June 30, 2005. This decrease resulted from reduced commission costs on the lower sales for the quarter and lower travel-related and advertising costs.

General and Administrative Expenses

      For the three months ended September 30, 2005, general and administrative expenses were $3,399 and include $1,326 for Pneutech. As a percentage of sales, general and administrative costs were 13.0% which is a decrease from 16.1% during the quarter ended June 30, 2005. This decrease is a result of a reduction in professional fees related to our SEC filing start up costs

Provision for Doubtful Accounts

      Provision for doubtful accounts expense was $84 for the quarter ended September 30, 2005. Because of our limited history, we use the historical experience of our predecessor, as well as our own experience since inception, in providing for credit losses.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains of $4,659 and other miscellaneous expenses, amounted to an income of $4,846 in the quarter ended September 30, 2005.

Net Financial Expense

      Net financial expense for the quarter ended September 30,2005 was $2,805 which consisted mainly of interest on credit facilities and convertible credit facilities of $1,066, a waiver fee paid to Laurus of $898, accretion of debt premiums on Laurus borrowings of $239, amortization of deferred financing fees of $132 and dividends on subsidiary preferred stock of $166.

Derivative Instruments (Income), net

      Derivative instruments (income) of $14,293 represents the net unrealized (non-cash) change during the quarter ended September 30, 2005 in the fair value of our derivative instrument liabilities related to certain options, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

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

Net Income

      As a result of the above, we reported a net income of $15,149 for the quarter ended September 30, 2005. After recognizing dividends and accretion of discounts and redemption premium on our series A preferred stock of $313, the net income attributable to common shareholders was $14,836.

Comprehensive Loss

      For the quarter ended September 30, 2005, we recorded a loss for currency translation adjustments of $3,994, as a result of differences in translating our financial statements in our functional currency, the Canadian dollar, into our reporting currency, the U.S. dollar.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended September 30, 2004 (unaudited).

-----------------------------------------------------
Revenues                          $ 13,857    100.0%
  Cost of Sales                     11,770     84.9%
Gross Profit                         2,087     15.1%
  Selling Expenses                   1,797     13.0%
  G&A Expenses                       2,221     16.0%
  Provision for Doubtful Accounts       41      0.3%
  Other (Income) Expense              (884)    (6.4%)
Operating Loss                      (1,088)    (7.9%)
  Net Financial (Income) Expense       499      3.6%
  Provision for Income Taxes            15      0.1%
Net Loss                            (1,602)   (11.6%)
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

Liquidity and Capital Resources
--------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2005

      During the three months ended September 30, 2005, we had a net income of $15,149 which included non-cash gains, net of non-cash charges, totaling $18,037, consisting primarily of depreciation, amortization of debt discount related to derivative instruments, unrealized foreign exchange gains and changes in the fair value of derivative instrument liabilities. As a result, net cash used in operating activities during the three months ended September 30 was $1,744.

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

      Net cash used by financing activities was $691 consisting primarily of payments on our debt and capital lease obligations, offset by $1,020 in net borrowings under our debt and credit facilities. At September 30, 2005, the significant portion of our debt and redeemable preferred stock have terms of 7 to 26 months with interest rates ranging from 4% to 9.75%. Except for the redeemable preferred stock of our subsidiary ($8,601), which is due on April 26, 2006, $6,493 of debt at September 30, 2005 is convertible into shares of our common stock at $1.50 per share. Upon conversion, the lender may not own more than 9.99% of our common shares outstanding. Our Series A preferred stock, which has a carrying value at September 30, 2005 of $1, but which has a face value of $25,000, is convertible into shares of our common stock at $3.00 per share.

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

      At November 30, 2005 we had approximately $1,000 cash on hand and an availability of approximately $1,500 under our credit facilities. Coupled with receivables of approximately $23,800 at November 30, 2005, we believe we have sufficient resources to fund our operations for at least the next twelve months. As such, and assuming the imposition of minimal registration rights penalties, we do not believe we will have the same difficulties and concerns about our ability to continue as a going concern as our predecessor.

      As of January 17, 2006, we are in the process of amending our Registration Statement on Form S-1, to register up to 5,417,360 shares of common stock to be sold in a secondary offering by certain selling stockholders. We will not receive any proceeds from the sale of shares of common stock in the offering. However, we will receive the sale price of any common stock we sell to the selling stockholders upon exercise of the 1,250,000 warrants that they hold. We expect to use the proceeds received from the exercise of the warrants, if any, for general working capital purposes.

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

Contractual Obligations
--------------------------------------------------------------------------------

      The impact that our contractual obligations as of September 30, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

                                        Less than                               More Than
                               Total     1 Year     1 - 3 Years   3 - 5 Years    5 Years
                              -------   ---------   -----------   -----------   ---------
Long-term debt (1)            $64,830   $   7,097   $    57,730   $         3   $      --

Capital lease obligations     $ 5,700   $     517   $     5,183   $        --   $      --

Operating lease obligations   $ 3,078   $     960   $     1,296   $       822   $      --

      (1) Amounts represent the expected principle cash payments of our long-term debt, subsidiary's preferred stock and redeemable convertible preferred stock. The redeemable convertible preferred stock has been included as a result of the Company being in default with the associated registration rights as of Ocotber 19, 2005.


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