Form 10-Q
period 2005-12-31
Thomas Equipment, Inc.
filed 2006-02-10
CIK 1122380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended DECEMBER 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from _______________ to _______________

                        Commission File Number: 333-44586

                             Thomas Equipment, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      58-3565680
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

As of February 10, 2006, 21,319,133 shares of common stock, $.0001 par value per share, were outstanding.

                                      INDEX

 Item                                                                      Page
------                                                                    ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet as of December 31, 2005
         and June 30, 2005                                                     3

         Consolidated Statements of Operations and Comprehensive Income
         (Loss) for the Three and Six Months Ended December 31, 2005 (Successor), the Three Months Ended December 31, 2004
         (Successor) and the Three Months Ended September 30, 2004
         (Predecessor)                                                         4

         Consolidated Statement of Stockholders' Equity (Deficit) for
         the Six Months Ended December 31, 2005 (Successor)                    5

         Consolidated Statements of Cash Flows for the Six Months Ended
         December 31, 2005 (Successor), the Three Months Ended
         December 31, 2004 (Successor) and the Three Months Ended
         September 30, 2004 (Predecessor)                                      6

         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           33

Item 4.  Controls and Procedures                                              34

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    35

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds          35

Item 3.  Defaults Upon Senior Securities                                      35

Item 4.  Submission Of Matters To A Vote Of Security Holders                  35

Item 5.  Other Information                                                    35

Item 6.  Exhibits                                                             35

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             THOMAS EQUIPMENT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Unaudited - in thousands, except share data)

                                                                                   December 31,         June 30,
                                                                                           2005             2005
                                                                                   -----------------------------
ASSETS

Current assets:
   Cash                                                                            $        601     $      3,800
   Accounts receivable, net of allowance of $400 and $235 (Note 15)                      36,140           24,426
   Inventories (Note 5)                                                                  34,443           35,574
   Prepaid expenses and other assets                                                      2,938            3,709
                                                                                   ------------     ------------
         Total current assets                                                            74,122           67,509

Property, plant and equipment, net                                                       22,723           21,504
Deferred finance costs and other assets                                                   2,549            1,734
Goodwill                                                                                  5,564            5,301
                                                                                   ------------     ------------
         Total assets                                                              $    104,958     $     96,048
                                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Revolving credit facilities (Note 6)                                            $     10,755     $     10,813
   Convertible credit facility (Note 7)                                                      --               --
   Trade payables (Note 15)                                                              28,007           14,490
   Warranty liability (Note 3)                                                            1,174            1,280
   Other payables and accrued liabilities                                                 4,922            4,279
   Current portion of convertible long term debt (Note 7)                                 2,483            2,484
   Current portion of long term obligations (Note 8)                                     10,377            3,794
   Redeemable preferred stock of subsidiary (Note 9)                                         --            8,142
   Derivative financial instruments (Note 10)                                             1,000               --
                                                                                   ------------     ------------
         Total current liabilities                                                       58,718           45,282

Convertible minimum borrowing note (Note 7)                                               3,967            3,387
Convertible long term debt (Note 7)                                                         168              504
Long term obligations (Note 8)                                                               67            6,716
Deferred taxes                                                                              384              366
Redeemable preferred stock of subsidiary (Note 9)                                         8,580               --
Derivative financial instruments (Note 10)                                               85,857          106,921
                                                                                   ------------     ------------
                                                                                        157,741          163,176
                                                                                   ------------     ------------

Redeemable convertible preferred stock, series A (Note 11)                                    2                1

Stockholders' Equity (Deficit):
   Common stock (Note 11)                                                                     2                2
   Additional paid-in capital                                                            11,641           12,267
   Accumulated deficit                                                                  (60,644)         (78,747)
   Accumulated other comprehensive income (loss)                                         (3,784)            (651)
                                                                                   ------------     ------------
         Total stockholders' equity (deficit)                                           (52,785)         (67,129)
                                                                                   ------------     ------------

Total liabilities and stockholders' equity (deficit)                               $    104,958     $     96,048
                                                                                   ============     ============

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (Unaudited - in thousands, except share data)

                                                                                                                    |  Predecessor
                                                                                  Successor Business                |    Business
                                                                    ----------------------------------------------  |  ------------
                                                                     Six Months      Three Months     Three Months  |  Three Months
                                                                       Ended            Ended            Ended      |     Ended
                                                                    December 31,     December 31,     December 31,  |  September 30,
                                                                        2005             2005             2004      |      2004
                                                                    ----------------------------------------------  |  ------------
Sales                                                               $     62,966     $     36,852     $     14,416  |  $     13,857
Cost of sales                                                             53,956           32,420           12,142  |        11,770
                                                                    ------------     ------------     ------------  |  ------------
Gross profit                                                               9,010            4,432            2,274  |         2,087
                                                                    ------------     ------------     ------------  |  ------------
                                                                                                                    |
Operating expenses:                                                                                                 |
   Selling                                                                 4,830            2,550            1,360  |         1,797
   General and administrative                                              6,889            3,490            7,895  |         2,221
   Provision for doubtful receivables                                        137               53               74  |            41
   Other (income) expense                                                 (4,543)             303             (456) |          (884)
                                                                    ------------     ------------     ------------  |  ------------
                                                                           7,313            6,396            8,873  |         3,175
                                                                    ------------     ------------     ------------  |  ------------
                                                                                                                    |
Operating income (loss)                                                    1,697           (1,964)          (6,599) |        (1,088)
                                                                                                                    |
   Net financial expense                                                   6,153            3,348              809  |           499
   Derivative instrument (income) expense, net                           (22,559)          (8,266)          47,702  |            --
                                                                    ------------     ------------     ------------  |  ------------
                                                                                                                    |
Net income (loss) before income taxes                                     18,103            2,954          (55,110) |        (1,587)
                                                                                                                    |
Provision for income taxes                                                    --               --               --  |            15
                                                                    ------------     ------------     ------------  |  ------------
                                                                                                                    |
Net income (loss)                                                         18,103            2,954          (55,110) |        (1,602)
Dividends and accretion on series A preferred stock                          626              313               --  |            --
                                                                    ------------     ------------     ------------  |  ------------
Net income (loss) attributable to common shareholders               $     17,477     $      2,641     $    (55,110) |  $     (1,602)
                                                                    ============     ============     ============  |  ============
                                                                                                                    |
Weighted average shares outstanding, basic                            21,250,000       21,250,000       20,000,000  |     8,643,000
                                                                    ------------     ------------     ------------  |  ------------
Weighted average shares outstanding, diluted                          52,784,830       52,493,286       20,000,000  |     8,643,000
                                                                    ------------     ------------     ------------  |  ------------
                                                                                                                    |
Basic income (loss) per share                                       $       0.82     $       0.12     $      (2.76) |  $      (0.19)
                                                                    ------------     ------------     ------------  |  ------------
Diluted income (loss) per share                                     $      (0.10)    $      (0.04)    $      (2.76) |  $      (0.19)
                                                                    ------------     ------------     ------------  |  ------------
                                                                                                                    |
Reconciliation of Comprehensive Income (Loss):                                                                      |
Net income (loss)                                                   $     18,103     $      2,954     $    (55,110) |  $     (1,602)
Other comprehensive income (loss) - foreign currency translation          (3,133)             861             (763) |          (726)
                                                                    ------------     ------------     ------------  |  ------------
Total comprehensive income (loss)                                   $     14,970     $      3,815     $    (55,873) |  $     (2,328)
                                                                    ============     ============     ============  |  ============

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

                               Successor Business

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              (Unaudited - in thousands, except number of shares)

--------------------------------------------------------------------------------

                                              Common Stock           Additional                         Other
                                        -------------------------     Paid-In       Accumulated     Comprehensive
                                          Shares         Amount       Capital         Deficit           Loss            Total
                                        ----------------------------------------------------------------------------------------
Balances, July 1, 2005                   21,250,000    $        2    $   12,267     $   (78,747)    $        (651)    $  (67,129)

Accretion of discount on series A
preferred stock and premium payable
on redemption                                    --            --            (1)             --                --             (1)

Dividends on series A preferred stock            --            --          (625)             --                --           (625)

Currency translation adjustment                  --            --            --              --            (3,133)        (3,133)

Net income for the period                        --            --            --          18,103                --         18,103
                                        ----------------------------------------------------------------------------------------
Balances, December 31, 2005              21,250,000    $        2    $   11,641     $   (60,644)    $      (3,784)    $  (52,785)
                                        ========================================================================================

See accompanying notes to condensed consolidated financial statements

                             THOMAS EQUIPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                                               |   Predecessor
                                                                                     Successor Business        |    Business
                                                                              -------------------------------  |  -------------
                                                                               Six Months          Three       |  Three Months
                                                                                 Ended             Months      |   Ended Ended
                                                                              December 31,      December 31,   |  September 30,
                                                                                  2005              2004       |      2004
-------------------------------------------------------------------------------------------------------------  |  -------------
Cash Flows From Operating Activities:                                                                          |
    Net income (loss)                                                         $      18,103     $     (55,110) |  $      (1,602)
    Adjustments to reconcile net income (loss) to net cash provided by                                         |
      (used in) operating activities:                                                                          |
      Amortization of debt discounts, premiums and deferred financing fees            1,555               300  |             --
      Unrealized gain on derivative instruments                                     (22,559)           47,702  |             --
      Amortization of warrants issued for professional fees                             392                --  |             --
      Depreciation and amortization                                                   1,280               403  |            528
      Unrealized foreign exchange gain on U.S. $ denominated debt                    (5,361)               --  |             --
      Allowance for doubtful accounts                                                   137                74  |             --
      Stock compensation                                                                 --             6,431  |             --
      Contributed services                                                               --               322  |             --
    Net change in working capital items                                               6,445            (3,596) |         (1,103)
                                                                              -------------     -------------  |  -------------
Net Cash (Used In) Operating Activities                                                  (8)           (3,474) |         (2,177)
                                                                              -------------     -------------  |  -------------
                                                                                                               |
Cash Flows From Investing Activities:                                                                          |
    Cash paid for acquisition of assets of Thomas                                        --           (18,119) |             --
    Purchase of property, plant and equipment                                        (1,455)               --  |           (272)
                                                                              -------------     -------------  |  -------------
Net Cash (Used In) Investing Activities                                              (1,455)          (18,119) |           (272)
                                                                              -------------     -------------  |  -------------
                                                                                                               |
Cash Flows From Financing Activities:                                                                          |
    Deferred financing fees                                                            (671)               --  |             --
    Payments on long term obligations and convertible long term debt                 (2,191)               --  |             --
    Increases (decreases) in credit facilities                                         (616)            5,512  |             --
    Increases (decreases) in convertible credit facilities                            2,425                --  |             --
    Payments on capital lease obligations                                              (253)             (127) |             --
    Dividends paid on preferred shares                                                 (371)               --  |             --
    Proceeds from debt issuance related to assets acquired                               --            15,970  |             --
    Deferred financing costs                                                             --            (1,049) |             --
    Proceeds from sale of common stock                                                   --             2,149  |             --
    Net repayments of advances from affiliated companies                                 --                --  |           (588)
    Increase in bank advances                                                            --                --  |          2,277
                                                                              -------------     -------------  |  -------------
Net Cash Provided By (Used In) Financing Activities                                  (1,677)           22,455  |          1,689
                                                                              -------------     -------------  |  -------------
                                                                                                               |
Net Increase (Decrease) in Cash                                                      (3,140)              862  |           (760)
Effect of Exchange Rate Changes on Cash                                                 (59)             (121) |             23
Cash, Beginning of Period                                                             3,800                --  |            823
                                                                              -------------     -------------  |  -------------
Cash, End of Period                                                           $         601     $         741  |  $          86
                                                                              =============     =============  |  =============

                                                                                                               |   Predecessor
                                                                                     Successor Business        |    Business
                                                                              -------------------------------  |  -------------
                                                                               Six Months       Three Months   |  Three Months
                                                                                 Ended             Ended       |     Ended
                                                                              December 31,      December 31,   |  September 30,
                                                                                 2005              2004        |     2004
-------------------------------------------------------------------------------------------------------------  |  -------------
Supplemental Disclosure of Cash Flow Information:                                                              |
    Interest paid                                                             $       2,627     $         232  |  $          15
                                                                              =============     =============  |  =============
                                                                                                               |
    Debt waiver costs                                                         $       1,498                --  |             --
                                                                              =============     =============  |  =============
                                                                                                               |
Supplemental Disclosures Of Non-Cash Investing And Financing                                                   |
Activities:                                                                                                    |
                                                                                                               |
    Stock based compensation                                                             --     $       6,431  |             --
                                                                              =============     =============  |  =============
                                                                                                               |
    Property and equipment acquired under capital leases                                 --     $       5,254  |             --
                                                                              =============     =============  |  =============

 See accompanying notes to condensed consolidated financial statements

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

1.    Organization and description of the business

      On November 9, 2004, Thomas Equipment, Inc. ("we", "us", "our", "Successor" or "Successor Business") acquired the business, fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited", "Predecessor" or "Predecessor Business"), an unrelated company, effective as of October 1, 2004, which was our date of inception. On February 28, 2005, we acquired 100% of the common stock of Pneutech Inc. ("Pneutech").

      We have two primary business segments, Thomas Equipment and Pneutech.

      Thomas Equipment Inc. and its subsidiaries manufacture and distribute through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. Thomas Equipment also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas Equipment has manufacturing and assembly facilities in Centreville, New Brunswick, Canada and Busan, South Korea and also operates five retail stores in New Brunswick, Prince Edward Island, Maine and Illinois.

      Pneutech and its subsidiaries (Rousseau, Hydramen and Samsung Industry), are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market, and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in Busan, South Korea.

2.    Basis of presentation

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as amended on January 17, 2006. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 210 of Regulation S-K of the Securities and Exchange Commission (the "SEC"). Accordingly, these condensed consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

      The accompanying unaudited condensed consolidated financial statements, as of and for the three and six months ended December 31, 2005 and for the three months ended December 31, 2004, are those of Thomas Equipment, Inc., the Successor. The statements of operations and of cash flows include those of Thomas Equipment Limited, our Predecessor, for the three months ended September 30, 2004.

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

      Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments; the amortization periods for debt issuance costs and the amortization of discounts on convertible securities arising from warrants, options and bifurcated derivative instruments; estimates that arise from the provisions for doubtful accounts receivable, warranties and inventory obsolescence; contingent liabilities; the valuation of deferred income tax assets; and estimating depreciation for tangible assets. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

3.    Product warranties

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

      A reconciliation of the changes in the warranty liability is as follows:

                                            December 31, 2005     June 30, 2005
                                            -----------------     -------------

Balance, beginning of period                $           1,280     $          --
Liabilities assumed from predecessor                       --               895
Warranty obligations honored                             (425)             (179)
Accruals for warranties                                   253               562
Foreign exchange                                           66                 2
                                            -----------------     -------------
                                            $           1,174     $       1,280
                                            =================     =============

      Subsequent to our acquisition of certain assets of the Predecessor, we agreed to assume responsibility for the warranty liability of the Predecessor on equipment sold prior to October 1, 2004. Based on an assessment of that warranty liability at the time we assumed it, the Predecessor paid us CD$1,100 (U.S.$895) for our assumption of that liability.

4.    Net income or loss per share

      We compute net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period, after deducting dividends and accretion of discounts and redemption premium on our series A preferred stock, by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the three and six months ended December 31, 2005 consisted of options to purchase 4,020,000 common shares, warrants to purchase 6,794,395 common shares, debt convertible into a maximum of up to 22,566,667 common shares and preferred stock convertible into 8,333,333 common shares) are not considered in the computations. Common stock issuable on the assumed exercise of options and warrants is computed based on the treasury stock method, using the average market price for the period, which for the three month periods ended December 31, 2005 and September 30, 2005 was $3.24 and $3.95, respectively.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

The following reconciles the numerator and denominator of the basic and diluted per-share computations:

                                                                     For The Three Months Ended December 31, 2005
                                                                   ------------------------------------------------
                                                                      Income            Shares          Per-Share
                                                                    (Numerator)      (Denominator)        Amount
                                                                   -------------     -------------    -------------
Net income                                                         $       2,954
Less: dividends and accretion on series A preferred stock                    313
                                                                   -------------

Basic EPS:
Income available to common shareholders                                    2,641        21,250,000    $        0.12
                                                                                                      =============

Effect of dilutive securities:
Options and warrants                                                      (1,841)        4,974,615
Convertible debt                                                          (2,414)       17,935,338
Convertible series A preferred stock                                        (699)        8,333,333
                                                                   -------------     -------------

Diluted EPS:
Income available to common shareholders and assumed conversions    $      (2,313)       52,493,286    $       (0.04)
                                                                   =============     =============    =============

                                                                      For The Six Months Ended December 31, 2005
                                                                   ------------------------------------------------
                                                                      Income            Shares          Per-Share
                                                                    (Numerator)      (Denominator)        Amount
                                                                   -------------     -------------    -------------
Net income                                                         $      18,103
Less: dividends and accretion on series A preferred stock                    626
                                                                   -------------

Basic EPS:
Income available to common shareholders                                   17,477        21,250,000    $        0.82
                                                                                                      =============

Effect of dilutive securities:
Options and warrants                                                      (5,314)        5,342,495
Convertible debt                                                         (12,628)       17,859,002
Convertible series A preferred stock                                      (4,643)        8,333,333
                                                                   -------------     -------------

Diluted EPS:
Income available to common shareholders and assumed conversions    $      (5,108)       52,784,830    $       (0.10)
                                                                   =============     =============    =============

      Under the "if converted" method, options, warrants and convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later, and any proceeds received on conversion are assumed to have been used to purchase treasury stock at the average market price for the period. Net income is adjusted to eliminate interest and dividends on preferred stock, as well as unrealized gains or losses related to derivative instruments and foreign exchange associated with the "if converted" instruments.

      Warrants to purchase 250,000 shares of common stock at $4 per share and 2,083,333 shares of common stock at $3.75 were outstanding during the three month period ended December 31, 2005 but were not included in the computation because the warrants' exercise price was greater than the average market price of the common stock during that period.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

5.    Inventories

                                            December 31, 2005     June 30, 2005
                                            -----------------     -------------

Raw materials and spare parts               $           6,959     $       8,905
Work in process                                         5,242             3,863
Finished goods - new                                   19,911            20,797
Finished goods - used                                   2,049             1,775
Packaging and supplies                                    282               234
                                            -----------------     -------------
                                            $          34,443     $      35,574
                                            =================     =============

6.    Revolving credit facilities

      On June 15, 2005, Pneutech entered into a credit facilities agreement with the Royal Bank of Canada. Pneutech's subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement. Under the terms of the credit agreement, Pneutech was provided with a CD$15,000 (U.S.$12,870 at December 31, 2005) revolving credit facility and Pneutech and its subsidiaries were also provided with an additional CD$750 (U.S.$644 at December 31, 2005) revolving lease line of credit. The credit facility became effective on August 12, 2005. The proceeds of the facility were used to repay Pneutech's obligations to HSBC Bank Canada and existing obligations of the subsidiaries to the Royal Bank of Canada.

      The credit facility permits Pneutech to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. At December 31, 2005, the total amount available under the CD$15,000 revolving credit facility was CD$11,645 (U.S.$9,991), of which CD$514 (U.S.$441) was unused. The loans generally accrue interest at the bank's prime rate, plus 0.50%, which is payable monthly in arrears. The obligations under the credit agreement are secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, we have provided a guarantee of all obligations under the credit agreement. The obligations under the credit agreement are payable in full on March 30, 2006.

7.    Convertible credit facility and convertible long term debt

      On November 9, 2004, concurrently with the closing of the acquisition of the Thomas Equipment Limited assets, we entered into agreements, as subsequently amended, with Laurus Master Fund, Ltd. ("Laurus'), a Cayman Islands corporation, pursuant to which we sold convertible notes and options and warrants to purchase common stock to Laurus in a private offering exempt from registration under
Section 4(2) of the Securities Act of 1933. The securities sold to Laurus were:

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

      On October 28, 2005, we and Laurus entered into an agreement pursuant to which the Registration Rights Agreement dated as of November 9, 2004 between the Company and Laurus was terminated in its entirety. As a result of such agreement, we are no longer required to register all of the shares of common stock held by Laurus or underlying options, warrants and convertible debt held by them. Previously, we were not in compliance with our obligations to register the shares of common stock held by or issuable to Laurus. However, Laurus had previously waived, through October 31, 2005, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. In consideration for this waiver, we paid Laurus a fee of $898 (see Note 12), which was less than the damages we would have incurred while not in compliance through October 31, 2005. As this amount was included in an over-advance from Laurus under our revolving credit facility with them, the fee did not have a material impact on our liquidity.

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

      In full consideration for all amounts due or which might otherwise have become due to Laurus pursuant to the Registration Rights Agreement, we paid Laurus a fee of $600. We have analyzed the amendments to the Laurus debt agreements in accordance with EITF Issue 96-19. Based on this analysis, the amendments do not represent a debt extinguishment and the $600 fee to Laurus has been deferred and is being amortized over the remaining term of the loans.

      On November 16, 2005, the Company and Laurus amended the agreements to increase the maximum principal amount of the secured convertible revolving note to $22,000. We paid Laurus a fee of $78.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

      On January 9, 2006, the Company and Laurus amended certain terms of the original agreements to provide for an additional non-convertible secured term note in the principal amount of $4,640. In connection with the term note, we paid Laurus a fee of $640. The Company pledged to Laurus its interest in its wholly-owned subsidiary, Thomas Equipment Asia Co. Ltd. as additional security. In addition, entities controlled by the Company's President and Chairman pledged certain shares of the Company's common stock which they own as additional security. The term note bears interest at 10% per annum. 115% of the outstanding principal amount, together with any accrued and unpaid interest, is due and payable on the earlier of (i) July 6, 2006 or (ii) the consummation of any offering of the Company's common stock to a Person other than Laurus.

      Because the options and warrants issued to Laurus were subject to our Registration Rights Agreement with Laurus, they were accounted for as derivative instrument liabilities (see Note 10). Also, certain derivative instruments embedded in the debt instruments, including the embedded conversion options, were bifurcated and accounted for separately as derivative instrument liabilities (see Note 10).

      The secured convertible notes, together with any accrued but unpaid interest and fees, are convertible by the holder into common stock, at any time, in whole or in part, at a price of $1.50 per share. Under the revolving credit facility, we are permitted to borrow an amount based upon eligible accounts receivable, inventory and fixed assets, less any reserves, as defined in the agreements with Laurus. We must pay a fee of 0.30% per annum on the average monthly unused amount of the revolving credit facility and a 1% per month fee on any balance in excess of the borrowing limit. We must also pay a fee in the event the facility is terminated prior to expiration. Our obligations under the notes are secured by all of our assets. The notes mature on November 9, 2007. The interest rate on the notes is reset once each month and is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 3.0%, provided that the annual rate of interest may not be less than 7.5%. At December 31, 2005, the interest rate on the notes was 10.25%.

      The $6,000 and $1,900 secured convertible term notes and the $8,000 minimum borrowing note may be redeemed by us in cash by paying Laurus 105% of the outstanding principal amount, plus accrued interest. Upon the occurrence of certain Events of Default under the agreements (including a change in control of the Company), Laurus has the right to require us to redeem the notes, at an amount of 115% of the outstanding principal amounts, plus accrued interest.

      At December 31, 2005, the following amounts were outstanding under the secured convertible term notes. See Note 10 for information on the derivative instrument liabilities related to the options and warrants issued to Laurus and the bifurcated embedded derivative instruments related to the notes.

                                                                               December 31,         June 30,
                                                                                       2005             2005
                                                                               ------------     ------------
$6,000 term loan, bearing interest at U.S. prime plus 3% with monthly
principal repayments of $207 per month plus interest, starting July 1, 2005    $      4,759     $      6,000
Less: unamortized discount                                                           (2,108)          (3,012)
                                                                               ------------     ------------
                                                                                      2,651            2,988
Less: current portion                                                                (2,483)          (2,484)
                                                                               ------------     ------------
Balance                                                                        $        168     $        504
                                                                               ============     ============

$8,000 minimum borrowing note, bearing interest at U.S. prime plus 3%
due on November 9, 2007                                                        $      8,000     $      8,000
Less: unamortized discount                                                           (4,033)          (4,613)
                                                                               ------------     ------------
Balance                                                                        $      3,967     $      3,387
                                                                               ============     ============

$1,900 term loan, bearing interest at U.S. prime plus 3% with monthly
principal repayments of $66 per month plus interest, starting July 1, 2005     $      1,507     $      1,900
Less: unamortized discount                                                           (1,507)          (1,900)
                                                                               ------------     ------------
                                                                                         --               --
Less: current portion                                                                    --               --
                                                                               ------------     ------------
Balance                                                                        $         --     $         --
                                                                               ============     ============

Revolving credit facility, bearing interest at U.S. prime plus 3%              $     12,178     $      9,684
Less: unamortized discount                                                          (12,178)          (9,684)
                                                                               ------------     ------------
                                                                               $         --     $         --
                                                                               ============     ============

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the
formula was as follows:                                                        $     20,442     $     17,710
                                                                               ------------     ------------

Less: amount borrowed under minimum borrowing note                                    8,000            8,000
Less: amount borrowed under revolving credit facility                                12,178            9,684
                                                                               ------------     ------------
                                                                                     20,178           17,684
                                                                               ------------     ------------

Excess availability                                                            $        264     $         26
                                                                               ============     ============

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

8.    Long term obligations

                                                                               December 31,         June 30,
                                                                                       2005             2005
                                                                               -----------------------------
Note payable to Predecessor, bearing interest at 4%, maturing on
October 31, 2006                                                               $      2,317     $      2,198

Due to affiliate of the Predecessor                                                   2,046            1,944

Capital lease obligations                                                             5,234            5,025

Private loans with interest rates ranging from 3% to 8%, with regular
principal and interest payments                                                         847            1,343
                                                                               -----------------------------
                                                                                     10,444           10,510
Less: current portion                                                               (10,377)          (3,794)
                                                                               -----------------------------
                                                                               $         67     $      6,716
                                                                               =============================

      We previously entered into two two-year capital lease agreements with Thomas Equipment Limited. Pursuant to the leases, we have the right at any time prior to the expiration of the leases on September 30, 2006 to purchase the leased properties for $5,170 (based on the exchange rate at December 31, 2005). In addition, Thomas Equipment Limited has the right to require us to purchase the leased properties at the expiration of the leases. The leases require annual payments of $515 plus realty taxes, maintenance, heat and certain other expenses.

9.    Redeemable preferred stock of subsidiary

      In connection with the financing of the asset acquisition from the Predecessor, we issued to the parent of the Predecessor, 1,000 shares of redeemable preferred stock of our subsidiary Thomas Equipment 2004 Inc., with a stated face amount of CD$10,000 ($8,580, translated at December 31, 2005). We are required to purchase the preferred shares from the holder on April 26, 2006, if not earlier redeemed. However, the holder has provided an undertaking to the Minister of Business, New Brunswick (who provided a guarantee to Laurus of certain of our indebtedness to them) that they will not require redemption as long as the guarantee, which extends to November 30, 2007, is outstanding. The preferred shares carry a cumulative dividend of 8% per annum, and a default rate of 12% if we fail to redeem when required. The shares are currently redeemable by us for $9,366 (their face amount of $8,580 plus $786 of accrued but unpaid dividends). The holder of these shares has the right to be an observer at our board meetings.

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

10.   Derivative financial instrument liabilities

      We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See
Note 7 related to embedded derivative instruments that have been bifurcated from our notes payable to Laurus and Note 11 related to the embedded derivative instruments that have been bifurcated from our series A preferred stock.

      In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at December 31, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. The 4,020,000 options issued to Laurus have no stated expiration date; for the purposes of valuing these options using the Black-Scholes option pricing model, they are assumed to have an expiry date of November 9, 2011 (i.e. an initial life of seven years, the same as all warrants issued to Laurus). Because the exercise price of the options is de minimis ($0.01 per share), changing the assumed expiry date has no effect on the value of the options. All options, warrants and conversion options can be exercised by the holder at any time.

      Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 50%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used at December 31, 2005 ranged from 4.35% to 4.41%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

      At December 31, 2005, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

                                                                     Exercise     Value-    Value-        Value-
                                                                    Price Per     Issue     June 30,   December 31,
Issue Date    Expiry Date                                             Share        Date      2005          2005
-------------------------------------------------------------------------------------------------------------------
11-09-2004     N/A           4,020,000 options issued to Laurus      $  0.01     $ 4,020     $17,165        $14,834

11-09-2004     11-09-2011    2,200,000 warrants issued to Laurus        2.25         792       6,490          5,302

01-26-2005     01-26-2012    400,000 warrants issued to Laurus          2.25       2,424       1,192            972

02-28-2005     02-28-2012    150,000 warrants issued to Laurus          2.25         698         449            366

02-28-2005     08-28-2006    1,000,000 warrants issued to Roynat        3.00       3,290       1,650          1,000

04-19-2005     04-19-2010    2,083,333 warrants issued to holders
                             of series A preferred stock                3.75       4,958       4,500          3,458
                                                                                            -----------------------
Fair value of freestanding derivative instrument liabilities for options and warrants        $31,446        $25,932
                                                                                            -----------------------

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

                                                                     Exercise     Value-    Value-        Value-
                                                                    Price Per     Issue     June 30,   December 31,
Issue Date    Expiry Date                                             Share        Date      2005          2005
-------------------------------------------------------------------------------------------------------------------
11-09-2004     11-09-2007    Laurus - $6,000 term note               $  1.50     $ 1,124    $ 13,213        $ 8,209

01-26-2005     11-09-2007    Laurus - $1,900 term note                  1.50       6,778       3,667          2,600

11-09-2004     11-09-2007    Laurus - $8,000 minimum borrowing note     1.50       1,648      19,457         14,957

11-09-2004     11-09-2007    Laurus - $14,000 revolving note            1.50       6,864      18,721         19,242

04-19-2005     N/A           Series A preferred stock                   3.00      22,167      20,417         15,917
                                                                                           ------------------------
Fair value of bifurcated embedded derivative instrument liabilities associated with the
above mentioned instruments                                                                 $ 75,475        $60,925
                                                                                           ------------------------
Total derivative financial instruments                                                      $106,921        $86,857
                                                                                           ========================

11.   Capital stock

      At December 31, 2005, we have 200,000,000 authorized shares of common stock, par value $0.0001, 21,250,000 shares issued and outstanding.

      We have 5,000,000 shares of preferred stock authorized, $0.0001 par value. At December 31, 2005, 25,000 shares of series A preferred stock were issued and outstanding, as follows.

                                                                                    December 31,         June 30,
                                                                                            2005             2005
                                                                                    ------------     ------------
25,000 shares of Series A redeemable convertible preferred stock - stated amount    $     25,000     $     25,000

Less: unamortized discount related to warrants issued to purchasers and
bifurcated embedded derivative instruments (see Note 10)                                 (24,998)         (24,999)
                                                                                    ------------     ------------

Carrying amount                                                                     $          2     $          1
                                                                                    ============     ============

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

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

      At any time commencing three years after issuance (after April 19, 2008), we can redeem the preferred stock at 200% of the stated value if the redemption occurs in the fourth year and 225% of the stated value if the redemption occurs during the fifth year. The holders can require the Company to redeem the preferred stock at 110% of the stated value, together with accrued dividends, after five years or upon certain events.

      We were previously not in compliance with the Registration Rights Agreement with the purchasers of the preferred stock because the registration statement required to register the common stock underlying conversion of the preferred stock and the common stock warrants issued to the holders was not effective by October 19, 2005. Accordingly, from that date, we began to incur damages of 1% per month of the face amount of the preferred stock of $25,000. In the three months ended December 31, 2005, we accrued $597 for such penalties. The registration statement became effective on February 1, 2006.

      The fair value of the warrants issued to the purchasers and the fair value of the bifurcated embedded derivative instrument (see Note 10) initially exceeded the face amount of the preferred stock. As a result, the preferred stock was initially recorded at zero, and is being accreted, using an effective interest method, to its redemption value of $27,500 over the five year period until the holders may request redemption.

12.   Financing expense

                                                               Six months ended    Three months ended    Three months ended
                                                              December 31, 2005     December 31, 2005     December 31, 2004
                                                             --------------------------------------------------------------
Capital leases                                                          $   193               $    98               $   101
Credit facility                                                             403                   219                    --
Amortization of discounts and interest on debt instruments                2,741                 1,675                   533
Amortization of deferred financing fees                                     365                   233                    58
Debt premium                                                                295                    56                    --
Dividends on preferred stock of subsidiary                                  338                   172                    95
Waiver fee paid to Laurus                                                   898                    --                    --
Registration rights penalties - series A preferred stock                    597                   597                    --
Registration rights penalties - Roynat warrants                             200                   200                    --
Other                                                                       123                    98                    22
                                                             --------------------------------------------------------------
Total                                                                   $ 6,153               $ 3,348               $   809
                                                             ==============================================================

13.   Common stock warrants issued to non-employees

      We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the three and six months ended December 31, 2005 and as at that date, we had the following warrants outstanding:

                                          Exercise
                             Number of    Price Per
Issue Date    Expiry Date    Warrants      Share       Issued For
----------------------------------------------------------------------------------------------
01-31-2005     01-31-2008     250,000       $4.00      Investor relations services

02-28-2005     02-28-2010     211,062       $3.00      Acquisition of Pneutech

04-19-2005     04-19-2010     500,000       $3.00      Placement fee, Series A preferred stock
                             --------
Total outstanding             961,062
                             ========

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

14.   Segment information

Successor

      We determine and disclose our segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which uses a "management" approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

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

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

      The following table presents financial information with respect to the segments that management uses to make decisions:

                                                                 Successor Business
                                           -------------------------------------------------------------
                                           Three Months Ended     Six Months Ended    Three Months Ended
                                            December 31, 2005    December 31, 2005     December 31, 2004
                                           -------------------------------------------------------------
Sales:
     Thomas                                          $ 25,533             $ 38,370              $ 14,416
     Pneutech                                           6,307               12,533                    --
     Rousseau                                           5,180               10,306                    --
     Samsung                                              893                3,657                    --
     Hydramen                                             444                  874                    --
                                           -------------------------------------------------------------
       Subtotal                                        38,357               65,740                    --
     Elimination of inter segment sales                (1,505)              (2,774)                   --
                                           -------------------------------------------------------------
       Consolidated total                            $ 36,852             $ 62,966              $ 14,416
                                           =============================================================

Depreciation and amortization:
     Thomas                                          $    463             $    824              $    345
     Pneutech                                              65                  131                    --
     Rousseau                                              45                   89                    --
     Samsung                                              101                  201                    --
     Hydramen                                              15                   30                    --
                                           -------------------------------------------------------------
       Consolidated total                            $    689             $  1,275              $    345
                                           =============================================================

Net financial expense:
     Thomas                                          $    404             $  2,229              $    809
     Pneutech                                             156                  277                    --
     Rousseau                                              41                   83                    --
     Samsung                                                4                   10                    --
     Hydramen                                               3                    6                    --
     Corporate                                          2,740                3,548                    --
                                           -------------------------------------------------------------
      Consolidated total                             $  3,348             $  6,153              $    809
                                           =============================================================

Net income (loss):
     Thomas                                          $ (1,833)            $ (4,157)             $   (978)
     Pneutech                                            (810)                  59                    --
     Rousseau                                             260                  375                    --
     Samsung                                               62                  311                    --
     Hydramen                                             (32)                 (52)                   --
                                           -------------------------------------------------------------
       Subtotal                                        (2,353)              (3,464)                 (978)
     Corporate (1)                                      5,307               21,567               (54,133)
                                           -------------------------------------------------------------
       Consolidated total                            $  2,954             $ 18,103              $(55,111)
                                           =============================================================

Property, plant and equipment, net:
     Thomas                                                               $ 15,302              $ 12,376
     Pneutech                                                                1,931                    --
     Rousseau                                                                  625                    --
     Samsung                                                                 4,617                    --
     Hydramen                                                                  248                    --
                                                                 ---------------------------------------
       Consolidated total                                                 $ 22,723              $ 12,376
                                                                 =======================================

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

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

Revenues by geographic destination and product group were as follows:

                                                                 Successor Business
                                           -------------------------------------------------------------
                                           Three Months Ended     Six Months Ended    Three Months Ended
                                            December 31, 2005    December 31, 2005     December 31, 2004
                                           -------------------------------------------------------------
Canada                                               $ 12,545             $ 26,021              $  1,908
USA                                                     2,664                7,023                 6,591
Europe                                                  4,951                8,732                 4,287
Rest of world                                          16,692               21,190                 1,630
                                           -------------------------------------------------------------
Total sales to external customers                    $ 36,852             $ 62,966              $ 14,416
                                           =============================================================

Industrial and construction                          $ 36,288             $ 60,564              $ 13,923
Agriculture                                               564                2,402                   493
                                           -------------------------------------------------------------
Total sales to external customers                    $ 36,852             $ 62,966              $ 14,416
                                           =============================================================

During the three and six months ended December 31, 2005, revenues from one customer of Thomas in Korea amounted to $14,447. No other customer accounted for more than 10% of our revenues.

Property, plant and equipment assets by geographical area were as follows:

                                                      Successor Business
                                          --------------------------------------
                                          December 31, 2005      June 30, 2005
                                          --------------------------------------

Canada                                    $          14,117    $          14,133
USA                                                      12                   54
Korea                                                 8,594                7,317
                                          --------------------------------------
Total                                     $          22,723    $          21,504
                                          ======================================

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

Thomas Equipment, Inc
Notes to Condensed Consolidated Financial Statements (Unaudited - in thousands except share and per share data)

15.   Accounts receivable and trade payables

      Included in accounts receivable and trade payables at December 31, 2005, are $14,447 and $13,738, respectively, related to sales of hydraulic breakers and forklifts made to a single customer by our subsidiary Thomas Asia. These sales, which occurred in October, November and December 2005, and the related payables to the equipment suppliers, are subject to payment terms of 180 days.

16.   Subsequent events

      As described in Note 7, on January 9, 2006, the Company and Laurus amended certain terms of the original loan agreements to provide for an additional non-convertible secured term note in the principal amount of $4,640. In connection with the term note, we paid Laurus a fee of $640. The Company pledged to Laurus its interest in its wholly-owned subsidiary, Thomas Equipment Asia Co. Ltd. as additional security. In addition, entities controlled by the Company's President and Chairman pledged certain shares of the Company's common stock which they own as additional security. The term note bears interest at 10% per annum. 115% of the outstanding principal amount, together with any accrued and unpaid interest, is due and payable on the earlier of (i) July 6, 2006 or (ii) the consummation of any offering of the Company's common stock to a Person other than Laurus.

      At December 31, 2005, we were not in compliance with our obligations to register the shares of common stock underlying the 1,000,000 warrants issued to Roynat Merchant Capital Inc. Because the required registration statement was not effective by August 31, 2005, we began to incur damages of $50 per month and have accrued penalties in the amount of $200 for the period to December 31, 2005. The registration statement became effective on January 19, 2006.

      At December 31, 2005 we had not filed the registration statement required by the Registration Rights Agreement with the purchasers of our Series A Preferred Stock. Because that required registration statement was not effective by October 19, 2005, we began, from that date, to incur damages of 1% per month of the face amount of the preferred stock of $25,000. We have accrued penalties in the amount of $597 for the period to December 31, 2005. The required registration statement became effective on February 1, 2006.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of our operations relates to the successor company Thomas Equipment, Inc. for the three and six months ended December 31, 2005 and to our predecessor company Thomas Equipment Limited for the three months ended September 30, 2004, the period prior to our acquisition of the business and assets of the predecessor company on October 1, 2004. We acquired Pneutech on February 28, 2005 and its results of operations are included in our operating results.

      The financial statements underlying the discussion that follows are those of the Predecessor for the three months ended September 30, 2004 and our unaudited consolidated financial statements as of December 31, 2005 and for the three and six months then ended. The discussion should be read in conjunction with those financial statements and the notes thereto.

      Our functional currency is the Canadian dollar. Except where otherwise noted, all amounts reported throughout this discussion are stated in thousands of U.S. dollars, except for the number of shares and per share data. Amounts derived from specific financial statement items are translated from Canadian dollars to U.S. dollars at various period end rates, average period rates or specific transaction rates, as appropriate. Other amounts not related to results of operations or financial condition have been translated into U.S. dollars at the December 31, 2005 translation rate of $0.858 U.S. dollars per Canadian dollar.

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

Overview
--------------------------------------------------------------------------------

      Thomas Equipment, Inc., the successor business, has two primary business segments, Thomas Equipment and Pneutech.

      Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators for the industrial and construction industry. Thomas Equipment also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas Equipment has manufacturing and assembly facilities in Centreville, New Brunswick, Canada and Busan, South Korea and also operates five retail stores - three in Atlantic Canada, one in Presque Isle, Maine, and one in Lynwood, Illinois.

      Pneutech, established in 1973, and its subsidiaries are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech is a strategic supplier to Thomas Equipment, as well as 15,000 other active customers. During the six months ended December 31, 2005, Pneutech supplied Thomas with approximately $1.6 million in hydrostatic transmission equipment (6.2% of Pneutech's sales and 4.7% of Thomas' cost of sales during that period). Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in Busan, South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components.

      Although a significant portion of our sales are transacted in the U.S., Korea and Europe, most of our assets and operations are in Canada and, as a result, our functional currency for recording transactions is the Canadian dollar, which is then translated into U.S. dollars for reporting purposes. Geographic information on our revenues and property, plant and equipment is included in Note 14 to the condensed consolidated financial statements, included in Item 1 of this Report on Form 10-Q.

                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      Although the revenue generating activities of Thomas Equipment Limited, the predecessor business, remained significantly intact after the acquisition, there have been changes in our distribution strategy, cost structure, and financing activities. Additionally, unlike the predecessor business, we do not currently engage in hedging transactions, although we may do so in the future. As a result, we believe that the expenses of the predecessor business are not representative of our current business, financial condition or results of operations.

The discussion that follows of Results of Operations is in the following sections:

      o Results of operations for the three months ended December 31, 2005 and 2004 (successor);

      o Results of operations for the six months ended December 31, 2005 (successor);

      o Results of operations for the three months ended September 30, 2004 (predecessor);

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

      The information contained in this section is that of the successor Thomas Equipment, Inc. for the three months ended December 31, 2005 and 2004 (unaudited).

----------------------------------------------------------------------------------------------------
                                                            2005                       2004
                                                  -----------------------    -----------------------
Revenues                                          $ 36,852        100.0%     $ 14,416        100.0%
  Cost of Sales                                     32,420         88.0%       12,142         84.2%
Gross Profit                                         4,432         12.0%        2,274         15.8%
  Selling Expenses                                   2,550          6.9%        1,360          9.4%
  G&A Expenses                                       3,490          9.5%        7,895         54.8%
  Provision for Doubtful Receivables                    53          0.1%           74          0.5%
  Other (Income) Expense                               303          0.8%         (456)        (3.2)%
Operating Loss                                      (1,964)        (5.3)%      (6,599)       (46.8)%
  Net Financial Expense                              3,348          9.1%          809          5.6%
  Derivative Instruments (Income) Expense, net      (8,266)       (22.4%)      47,702       (330.9%)
  Provision for Income Taxes                            --           --            --           --
Net Income (loss)                                    2,954         (8.0)%     (55,110)      (382.3)%
----------------------------------------------------------------------------------------------------

Revenues

      For the three months ended December 31, 2005, revenues were $36,852, which included $24,318 for Thomas and $12,534 for Pneutech, compared with $14,416 for Thomas for the quarter ended December 31, 2004. We acquired Pneutech on February 28, 2005. The increase in sales at Thomas of $9,902 for the quarter ended December 31, 2005 compared with December 31, 2004 mainly related to increased sales of hydraulic breakers and forklifts of approximately $14,400, offset by a decrease in sales of other Thomas products of $4,000. The large increase in hydraulic breaker and forklift sales resulted from sales to a single customer. The Company is evaluating the direct manufacturing of the hydraulic breakers internally and is assessing the increased margins, capital expenditures and timing related to such production.

      We estimate that approximately $2,200 of the decrease in sales of other Thomas products relates to the fact that, since June 2005, we no longer provide any significant in-house financing for floor plans and the transition to an external source was not initially as widely accepted due to the terms of those external financing programs. $900 of the decrease relates to our exit from lower margin auction sales. We also had a decrease in our production and sale of screeners, due to market saturation, which accounted for approximately $900 more of the decrease in sales. These decreases were offset by approximately $500 in currency gains due to the strength of the Canadian dollar versus a year ago.

      We have a backlog of orders for the Thomas Equipment business segment of approximately $59 million and an additional $12 million backlog for the Pneutech business segment. These backlog figures are based on orders received, though those orders may be cancelled by the purchasers. Although the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer applications are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We estimate that approximately 95% of the backlog will be shipped during the next twelve months. In order to accommodate the substantial increase in our backlog, we have expanded our production facilities.

Cost of Sales and Gross Profit

      For the three months ended December 31, 2005, cost of sales was $32,420 which included $23,307 for Thomas and $9,113 for Pneutech. As a percentage of sales, cost of sales was 88.0% for the three months ended December 31, 2005, compared with 84.2% for the quarter ended December 31, 2004, reflecting the effect of the lower sales at Thomas on the absorption of manufacturing overheads and the lower-than-normal margins on the large sales of hydraulic breakers and forklifts. After adjusting for these large, lower-margin sales, cost of sales was 83.0%, which is more comparable to previous quarters.

      As a result of the above, gross profit margin was $4,432 or 12.0%, which consisted of $1,663 for Thomas and $2,769 for Pneutech, compared with $2,274 or 15.8% for Thomas for the quarter ended December 31, 2004. The decline in gross margin as a percentage of sales for the quarter ended December 31, 2005 at Thomas related mainly to the large sales of hydraulic breakers and forklifts, which changed the typical product mix for the quarter.

Selling Expenses

      For the three months ended December 31, 2005, selling expenses were $2,550, including $1,566 for Thomas and $984 for Pneutech, compared with $1,360 for Thomas for the quarter ended December 31, 2004. As a percentage of sales, selling expenses were 6.9%, a decrease from 9.4% during the quarter ended December 31, 2004. This decrease resulted from reduced commission costs on the lower sales for the quarter, lower travel-related and advertising costs and the effect of the large sales of hydraulic breakers and forklifts.

General and Administrative Expenses

      For the three months ended December 31, 2005, general and administrative expenses were $3,490, which consisted of $2,281 for Thomas and $1,209 for Pneutech. As a percentage of sales, general and administrative expenses were 9.5%, a decrease from 54.8% during the quarter ended December 31, 2004. This decrease is a result of a reduction in professional fees related to our SEC registration statement filings and organizational start up costs, and the inclusion in 2004 of stock-based compensation expense of $6,431.

Provision for Doubtful Receivables

      Provision for doubtful accounts receivable was $53 for the quarter ended December 31, 2005, compared with $74 for the quarter ended December 31, 2004. Because of our limited history, we continue to use the historical experience of our predecessor, as well as our own experience since inception, in providing for credit losses.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency losses of $427, net of other miscellaneous income and expenses, amounted to an expense of $303 in the quarter ended December 31, 2005. Other (income) for the quarter ended December 31, 2004 was $456, which consisted mainly of foreign exchange gains of $484.

Net Financial Expense

      Net financial expense for the quarter ended December 31, 2005 was $3,348, which consisted mainly of interest on credit facilities, convertible credit facilities and capital leases of $1,992, registration rights penalties of $797, accretion of debt premiums on Laurus borrowings of $56, amortization of deferred financing fees of $233 and dividends on a subsidiary's preferred stock of $172. Net financial expense for the quarter ended December 31, 2004 was $809, which consisted mainly of interest on credit facilities, convertible credit facilities and capital leases of $634, deferred financing fees of $58, and dividends on a subsidiary's preferred stock of $95.

Derivative Instruments (Income) Expense, net

      Derivative instruments (income) for the quarter ended December 31, 2005 was $8,266, compared with an expense of $47,702 for the quarter ended December 31, 2004, representing the net unrealized (non-cash) change during the quarter in the fair value of our derivative instrument liabilities related to certain options, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Provision for Income Taxes

      During the quarter ended December 31, 2005, we experienced a loss for tax purposes. As we are uncertain as to whether we will be able to utilize our tax losses before they expire, we have provided a reserve for the income tax benefits associated with our net operating tax losses, until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to realize the benefit of these losses.

Net Income

      As a result of the above, we reported net income of $2,954 for the quarter ended December 31, 2005. After recognizing dividends and accretion of discounts and redemption premium on our series A preferred stock of $313, the net income attributable to common shareholders was $2,641. Net loss for the quarter ended December 31, 2004 was $55,110.

Comprehensive Loss

      For the quarter ended December 31, 2005, we recorded a gain for currency translation adjustments of $861 compared with a loss of $763 for the quarter ended December 31, 2004, as a result of differences in translating our financial statements in our functional currency, the Canadian dollar, into our reporting currency, the U.S. dollar.

        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

            The information contained in this section is that of the successor Thomas Equipment, Inc. for the six months ended December 31, 2005 (unaudited).

--------------------------------------------------------------------------------
Revenues                                                 $ 62,966        100.0%
  Cost of Sales                                            53,956         85.7%
Gross Profit                                                9,010         14.3%
  Selling Expenses                                          4,830          7.7%
  G&A Expenses                                              6,889         10.9%
  Provision for Doubtful Receivables                          137          0.2%
  Other (Income)                                           (4,543)        (7.2)%
Operating Income                                            1,697          2.7%
  Net Financial Expense                                     6,153          9.8%
  Derivative Instruments (Income), net                    (22,559)       (35.8%)
  Provision for Income Taxes                                   --           --
Net Income                                                 18,103         28.7%
--------------------------------------------------------------------------------

Revenues

      For the six months ended December 31, 2005, revenues were $62,966 (including $25,133 for Pneutech). Sales for the six months ended December 31, 2005 included sales of hydraulic breakers and forklifts of approximately $14,400. The large increase in hydraulic breaker and forklift sales resulted from sales to a single customer. The Company is evaluating the direct manufacturing of the hydraulic breakers internally and is assessing the increased margins, capital expenditures and timing related to such production.

      We have a backlog of orders for the Thomas Equipment business segment of approximately $59 million and an additional $12 million backlog for the Pneutech business segment. These backlog figures are based on orders received, though those orders may be cancelled by the purchasers. Although the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer applications are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We estimate that approximately 95% of the backlog will be shipped during the next twelve months. In order to accommodate the substantial increase in our backlog, we have expanded our production facilities.

Cost of Sales and Gross Profit

      For the six months ended December 31, 2005, cost of sales was $53,956, including $19,479 for Pneutech. As a percentage of sales, cost of sales was 85.7% for the six months ended December 31, 2005, compared with 82.5% for the quarter ended September 30, 2005, reflecting the effect of the lower sales at Thomas on the absorption of manufacturing overheads and the lower-than-normal margins on the large sales of hydraulic breakers and forklifts.

      As a result of the above, gross profit margin was $9,010 or 14.3%, compared with 17.5% for the three months ended September 30, 2005. The decline in gross margin as a percentage of sales for the six months ended December 31, 2005 related mainly to the lower-than-normal margins on the large sales of hydraulic breakers and forklifts, which changed the typical product mix.

Selling Expenses

      For the six months ended December 31, 2005, selling expenses were $4,830, including $1,942 for Pneutech. As a percentage of sales, selling costs were 7.7%, a decrease from 8.7% during the quarter ended September 30, 2005. This decrease resulted from reduced commission costs on the lower sales for the quarter, lower travel-related and advertising costs and the effect of the large sales of hydraulic breakers and forklifts.

General and Administrative Expenses

      For the six months ended December 31, 2005, general and administrative expenses were $6,889, including $2,534 for Pneutech. As a percentage of sales, general and administrative expenses were 10.9%, a decrease from 13.0% during the quarter ended September 30, 2005. This decrease is primarily a result of a reduction in professional fees related to our SEC registration statement filings.

Provision for Doubtful Receivables

      Provision for doubtful accounts receivable was $137 for the six months ended December 31, 2005. Because of our limited history, we continue to use the historical experience of our predecessor, as well as our own experience since inception, in providing for credit losses.

Other (Income) Expense, Net

      Other (income) expense, consisting primarily of foreign currency gains of $4,587, net of other miscellaneous expenses, amounted to an income of $4,543 in the six months ended December 31, 2005.

Net Financial Expense

      Net financial expense for the six months ended December 31, 2005 was $6,153, which consisted mainly of interest on credit facilities, convertible credit facilities and capital leases of $3,337, a waiver fee paid to Laurus of $898, registration rights penalties related to our series A preferred stock and Roynat warrants of $797, accretion of debt premiums on Laurus borrowings of $295, amortization of deferred financing fees of $365 and dividends on a subsidiary's preferred stock of $338.

Derivative Instruments (Income), net

      Derivative instruments (income) of $22,559 represents the net unrealized (non-cash) change during the six months ended December 31, 2005 in the fair value of our derivative instrument liabilities related to certain options, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Provision for Income Taxes

      During the six months ended December 31, 2005, we experienced a loss for tax purposes. As we are uncertain as to whether we will be able to utilize our tax losses before they expire, we have provided a reserve for the income tax benefits associated with our net operating losses, until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to realize the benefit of these losses.

Net Income

      As a result of the above, we reported net income of $18,103 for the six months ended December 31, 2005. After recognizing dividends and accretion of discounts and redemption premium on our series A preferred stock of $626, the net income attributable to common shareholders was $17,477.

Comprehensive Loss

      For the six months ended December 31, 2005, we recorded a loss for currency translation adjustments of $3,133 as a result of differences in translating our financial statements in our functional currency, the Canadian dollar, into our reporting currency, the U.S. dollar.

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended September 30, 2004 (unaudited).

--------------------------------------------------------------------------------
Revenues                                                 $ 13,857        100.0%
  Cost of Sales                                            11,770         84.9%
Gross Profit                                                2,087         15.1%
  Selling Expenses                                          1,797         13.0%
  G&A Expenses                                              2,221         16.0%
  Provision for Doubtful Receivables                           41          0.3%
  Other (Income)                                             (884)        (6.4%)
Operating Loss                                             (1,088)        (7.6%)
  Net Financial Expense                                       499          3.6%
  Provision for Income Taxes                                   15          0.1%
Net Loss                                                   (1,602)       (11.6%)
--------------------------------------------------------------------------------

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

Provision for Doubtful Receivables

      Provision for doubtful accounts receivable for Thomas Equipment Limited was $41 for the three months ended September 30, 2004, as determined by the predecessor's management review during this period.

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

Recent Accounting Pronouncements
--------------------------------------------------------------------------------

New pronouncements

SFAS 154 "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3"

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

Liquidity and Capital Resources
--------------------------------------------------------------------------------

THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

      During the three and six months ended December 31, 2005, we had net income of $2,954 and $18,103, respectively, which included non-cash gains, net of non cash charges, totaling $7,168 and $24,693, respectively, consisting primarily of unrealized derivative instrument income ($8,266 and $22,559, respectively), depreciation, amortization of debt discount related to the issuance of warrants, and unrealized foreign exchange gains and losses. In addition, we experienced a number of non-recurring charges associated with our SEC registration statement filings, registration rights penalties and organizational start up costs of approximately $1,500. As a result, net cash used by operating activities during the three and six months ended December 31, 2005 was $1,752 and $8, respectively.

      Changes in demand for our products and currency exchange rates will affect the amount of cash we realize on sales and the costs of our operations thereby affecting our cash provided by or (used in) operating activities. Similarly, as substantially all of our debt has variable interest rates, a change in interest rates will affect our cash flows from operations.

      Net cash used in investing activities was $78 and $1,455 for the three and six months ended December 31, 2005, respectively, all of which was used for the purchase of new machinery and equipment.

      Net cash used by financing activities for the three and six months ended December 31, 2005 was $986 and $1,677, respectively, consisting of net borrowings under our debt and credit facilities of $111 and $382, deferred financing fees of $598 and $671 and dividends on preferred shares of $371 and $371. At December 31, 2005, the significant portion of our debt has a remaining term of 22 months. The redeemable preferred stock of a subsidiary ($8,580) is due in April 2006 but the holder has provided an undertaking to the Minister of Business, New Brunswick (who provided a guarantee to Laurus of certain of our indebtedness to them) that they will not require redemption as long as the guarantee, which extends to November 30, 2007, is outstanding. At December 31, 2005, debt with a carrying value of $6,618, but which has a face value of $26,444, is convertible into shares of our common stock at $1.50 per share. Our Series A preferred stock, which had a carrying value at December 31, 2005 of $2, but which has a face value of $25,000, is convertible into shares of our common stock at $3.00 per share. On February 2, 2006, $100 of the preferred stock was converted into 33,333 shares of common stock.

      As our debt is substantially payable in U.S. dollars and our functional currency is the Canadian dollar, changes in exchange rates between the two currencies could have a positive or negative impact on the amount and our ability to repay such debt. In addition, our convertible debts have prepayment penalties of 5% for early payment.

      In connection with the acquisition of Thomas Equipment Limited's assets, we entered into two two-year capital leases for the purchase of land and buildings from Thomas Equipment Limited. The terms of the capital leases, which expire on September 30, 2006, require minimum annual payments of $516 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $5,170. Similarly, Thomas Equipment Limited has the right to require us to purchase the properties subject to certain provisions such as a favorable environmental study.

      Pneutech has a credit facilities agreement with the Royal Bank of Canada. Pneutech's subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement. The credit facility provides Pneutech with a CD$15,000 revolving credit facility and Pneutech and its subsidiaries were also provided with an additional CD$750 revolving lease line of credit.

      Pneutech is permitted to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. The loans generally accrue interest at the bank's prime rate, plus 0.50%, which is payable monthly in arrears. The obligations under the credit agreement are secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, we have provided a guarantee of all obligations under the credit agreement. The obligations under the credit agreement are payable in full on March 30, 2006. We expect to be able to renew the credit facility when it becomes due.

      At January 31, 2006 we had approximately $1,500 cash on hand and an availability of approximately $1,000 under our credit facilities. Coupled with receivables of approximately $36,000 at January 31, 2006, we believe we have sufficient resources to fund our operations for at least the next twelve months. As such, we do not believe we will have the same difficulties and concerns about our ability to continue as a going concern as our predecessor.

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

      We currently have no off balance sheet arrangements.

Contractual Obligations
--------------------------------------------------------------------------------

      The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

                                       Less than    1 - 3    3 - 5     More Than
                               Total    1 Year      Years    Years      5 Years
                              --------------------------------------------------

Long-term debt (1)            $40,235   $ 8,419    $31,816   $    --    $    --

Capital lease obligations     $ 5,556   $ 5,556    $    --   $    --    $    --

Operating lease obligations   $ 3,688   $ 1,015    $ 1,428   $   928    $   317

(1) On February 1, 2006, our registration statement related to the common stock underlying our convertible Series A preferred stock became effective. As a result, the series A preferred stock is not included in the contractual obligations table above.

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

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

      We are exposed to certain market risks which exist as part of our ongoing business operations. We currently do not engage in derivative and hedging transactions to mitigate the effects of the risks below. In the future, we may enter into foreign currency forward contracts to manage foreign currency risk. Because the operating structure of our business is different from that of our predecessor, Thomas Equipment Limited, we have described only those risks as they apply to our current operating environment. Thomas Equipment Limited did engage in certain derivative and hedging transactions, as well as borrowing activities through its parent - all of which affected the degree to which market risks affected Thomas Equipment Limited

Interest Rates

      Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at December 31, 2005, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

      We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at December 31, 2005, a hypothetical 1.00% (100 basis-point) increase in interest rates would result in additional expenses of approximately $92 for the quarter or an annual increase in expenses of approximately $370.

Foreign Currency Fluctuations

      Our exposure to foreign currency translation gains and losses arises from the translation of our statements from our functional currency, the Canadian dollar, into U.S. dollars for reporting purposes. Additionally, Pneutech has costs and revenues primarily denominated in Canadian dollars and the Korean WON. Thomas Equipment has significant revenues denominated in U.S. dollars although its costs are primarily incurred in Canadian dollars and it is therefore exposed to risks arising from currency fluctuations between these two currencies.

      We currently do not engage in hedging transactions to manage these risks. However, we may do so in the future.

ITEM 4. Controls And Procedures

      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. Any system of controls can provide only reasonable and not absolute assurance that the objectives of the control system are met. In addition, the design of any control system is based upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 in timely alerting them to material information required to be included in our Exchange Act filings.

      There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

      None.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

      There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits

Exhibit #                             Description
--------------------------------------------------------------------------------

10.1 Amendment to Security and Purchase Agreement among Thomas Equipment, Inc. and certain subsidiaries and Laurus Master Fund, Ltd., dated as of January 9, 2006. (1)

10.2 Secured Term Note between Thomas Equipment, Inc., Thomas Ventures, Inc., and Laurus Master Fund, Ltd, dated as of January 9, 2006. (1)

10.3 Stock Pledge Agreement between Thomas Equipment, Inc. and Laurus Master Fund, Ltd., dated as of January 9, 2006 (1)

10.4 Reaffirmation and Ratification Agreement by Thomas Equipment, Inc., and certain subsidiaries, in favor of Laurus Master Fund, Ltd, dated as of January 9, 2006. (1)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification by Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification by Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


1. Filed as an exhibit to the Company's Report on Form 8-K, filed January 13, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THOMAS EQUIPMENT, INC.


Dated: February 10, 2006             By: /s/ CLIFFORD M. RHEE
                                         ---------------------------------------
                                         Clifford M. Rhee,
                                         President (Principal Executive Officer)


                                     By: /s/ LUIGI LO BASSO
                                         ---------------------------------------
                                         Luigi Lo Basso,
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)