Form 10-Q
period 2006-03-31
Thomas Equipment, Inc.
filed 2006-05-15
CIK 1122380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from _______________ to _______________

Commission File Number: 001-32831

Thomas Equipment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-2565680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 North Farwell Avenue, Milwaukee, WI 53202
(Address of principal executive offices) (Zip Code)

(312) 224-8812
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2).
Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 30, 2006 22,328,593 shares of common stock, $.0001 par value per share, were outstanding.

	INDEX

Item		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheet as of March 31, 2006 and June 30, 2005	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2006 (Successor), the Six Months Ended March 31, 2005 (Successor) and the Three Months Ended September 30, 2004 (Predecessor)	4

	Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended March 31, 2006 (Successor)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 (Successor), the Six Months Ended March 31, 2005 (Successor) and the Three Months Ended September 30, 2004 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission Of Matters To A Vote Of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
THOMAS EQUIPMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited - in thousands)

	March 31,	June 30,
	2006	2005
ASSETS

Current assets:
Cash	$1,473	$3,800
Accounts receivable, net of allowance of $624 and $235 (Note 15)	45,556	24,426
Inventories (Note 5)	32,943	35,574
Prepaid expenses and other assets	2,837	3,709
Total current assets	82,809	67,509

Property, plant and equipment, net	22,750	21,504
Deferred finance costs and other assets	2,822	1,734
Goodwill	5,556	5,301
Total assets	$113,937	$96,048

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Revolving credit facilities (Note 6)	$9,378	$10,813
Convertible credit facility (Note 7)	-	-
Trade payables (Note 15)	38,633	14,490
Warranty liability (Note 3)	1,151	1,280
Other payables and accrued liabilities	4,521	3,790
Current portion of long term debt (Note 7)	5,336	-
Current portion of convertible long term debt (Note 7)	2,484	2,484
Current portion of long term obligations (Note 8)	10,773	3,794
Redeemable preferred stock of subsidiary (Note 9)	9,596	8,631
Derivative financial instruments (Note 10)	360	-
Total current liabilities	82,232	45,282

Long term debt (Note 7)	-	-
Convertible minimum borrowing note (Note 7)	4,316	3,387
Convertible long term debt (Note 7)	161	504
Long term obligations (Note 8)	66	6,716
Deferred taxes	384	366
Derivative financial instruments (Note 10)	58,064	106,921
	145,223	163,176

Redeemable convertible preferred stock, series A (Note 11)	3	1

Stockholders’ Equity (Deficit):
Common stock (Note 11)	2	2
Additional paid-in capital	11,560	12,267
Accumulated deficit	(39,138)	(78,747)
Accumulated other comprehensive income (loss)	(3,713)	(651)
Total stockholders’ equity (deficit)	(31,289)	(67,129)

Total liabilities and stockholders’ equity (deficit)	$113,937	$96,048

See accompanying notes to condensed consolidated financial statements

THOMAS EQUIPMENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited - in thousands, except share and per share data)

	Successor Business				Predecessor Business
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Six Months Ended March 31, 2005	Three Months Ended September 30, 2004

Sales	$32,869	$17,036	$95,835	$31,452	$13,857
Cost of sales	29,211	14,770	83,167	26,912	11,770
Gross profit	3,658	2,266	12,668	4,540	2,087

Operating expenses:
Selling	2,610	1,760	7,440	3,120	1,797
General and administrative	3,560	1,999	10,449	9,894	2,221
Provision for doubtful receivables	208	57	345	131	41
Other (income) expense	(207)	511	(4,750)	55	(884)
	6,171	4,327	13,484	13,200	3,175

Operating income (loss)	(2,513)	(2,061)	(816)	(8,660)	(1,088)

Net financial expense	3,473	1,447	9,626	2,256	499
Derivative instrument (income) expense, net	(27,492)	56,927	(50,051)	104,629	-

Net income (loss) before income taxes	21,506	(60,435)	39,609	(115,545)	(1,587)

Provision for income taxes	-	-	-	-	15

Net income (loss)	21,506	(60,435)	39,609	(115,545)	(1,602)
Dividends and accretion on series A preferred stock	313	-	939	-	-
Net income (loss) attributable to common shareholders	$21,193	$(60,435)	$38,670	$(115,545)	$(1,602)

Weighted average shares outstanding, basic	21,298,955	20,435,393	21,266,080	20,214,088	8,643,000
Weighted average shares outstanding, diluted	52,505,963	20,435,393	52,691,636	20,214,088	8,643,000

Basic income (loss) per share	$1.00	$(2.96)	$1.82	$(5.72)	$(0.19)
Diluted income (loss) per share	$(0.08)	$(2.96)	$(0.17)	$(5.72)	$(0.19)

Reconciliation of Comprehensive Income (Loss):
Net income (loss)	$21,506	$(60,435)	$39,609	$(115,545)	$(1,602)
Other comprehensive income (loss) - foreign currency translation	71	66	(3,062)	(697)	(726)
Total comprehensive income (loss)	$21,577	$(60,369)	$36,547	$(116,242)	$(2,328)

See accompanying notes to condensed consolidated financial statements

THOMAS EQUIPMENT, INC. Successor Business CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited - in thousands, except number of shares)

			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances, July 1, 2005	21,250,000	$2	$12,267	$(78,747)	$(651)	$(67,129)

Issuance of 35,800 shares under the 2005 Stock Option Plan	35,800	-	150	-	-	150

Accretion of discount on series A preferred stock and premium payable on redemption	-	-	(2)	-	-	(2)

Dividends on series A preferred stock	-	-	(937)	-	-	(937)

Conversion of 100 shares of series A preferred stock to 33,333 shares of common stock	33,333	-	82	-	-	82

Currency translation adjustment	-	-	-	-	(3,062)	(3,062)

Net income for the period	-	-	-	39,609	-	39,609

Balances, March 31, 2006	21,319,133	$2	$11,560	$(39,138)	$(3,713)	$(31,289)

See accompanying notes to condensed consolidated financial statements

THOMAS EQUIPMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)

	Successor Business		Predecessor Business
	Nine Months Ended March 31, 2006	Six Months Ended March 31, 2005	Three Months Ended September 30, 2004
Cash Flows From Operating Activities:
Net income (loss)	$39,609	$(115,545)	$(1,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discounts, premiums and deferred financing fees	3,819	830	-
Unrealized (gain) loss on derivative instruments	(50,051)	104,629	-
Amortization of warrants issued for professional fees	459	131	-
Depreciation and amortization	2,014	993	528
Unrealized foreign exchange gain on U.S. $ denominated debt	(5,748)	-	-
Allowance for doubtful accounts receivable	345	131	-
Stock compensation	150	6,431	-
Contributed services	-	322	-
Net change in working capital items	9,806	(3,931)	(1,103)
Net Cash Provided By (Used In) Operating Activities	403	(6,009)	(2,177)

Cash Flows From Investing Activities:
Cash paid for acquisition of assets of Thomas	-	(18,119)	-
Cash paid for acquisition of Pneutech	-	(3,845)	-
Proceeds from disposal of property, plant and equipment	27	-	-
Purchase of property, plant and equipment	(1,938)	(195)	(272)
Net Cash (Used In) Investing Activities	(1,911)	(22,159)	(272)

Cash Flows From Financing Activities:
Payments on long term obligations and convertible long term debt	(2,738)	-	-
Increases (decreases) in credit facilities	(2,039)	12,911	-
Increases (decreases) in convertible credit facilities	1,565	-	-
Payments on capital lease obligations	(383)	(249)	-
Dividends paid on preferred shares	(450)	-	-
Proceeds from debt issuance	4,640	-	-
Proceeds from debt issuance related to assets acquired	-	15,970	-
Deferred financing costs	(1,345)	(1,394)	-
Proceeds from sale of common stock	-	2,149	-
Net repayments of advances from affiliated companies	-	-	(588)
Increase in bank advances	-	-	2,277
Net Cash Provided By (Used In) Financing Activities	(750)	29,387	1,689

Net (Decrease) Increase in Cash	(2,258)	1,219	(760)
Effect of Exchange Rate Changes on Cash	(69)	(108)	23
Cash, Beginning of Period	3,800	-	823
Cash, End of Period	$1,473	$1,111	$86

THOMAS EQUIPMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - in thousands)

	Successor Business		Predecessor Business
	Nine Months Ended March 31, 2006	Six Months Ended March 31, 2005	Three Months Ended September 30, 2004

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,276	$818	$15

Debt waiver costs	$1,498	$-	$-

Supplemental Disclosures Of Non-Cash Investing And Financing
Activities:

Stock based compensation	$150	$6,431	$-

Property and equipment acquired under capital leases	$-	$5,254	$-

Warrants issued for investor relations services	$-	$785	$-

Common shares and warrants issued in Pneutech acquisition	$-	$3,858	$-

See accompanying notes to condensed consolidated financial statements

1. Organization and description of the business

On November 9, 2004, Thomas Equipment, Inc. (“we”, “us”, “our”, “Successor” or “Successor Business”) acquired the business, fixed assets and inventory of Thomas Equipment Limited ("Thomas Equipment Limited", “Predecessor” or “Predecessor Business”), an unrelated company, effective as of October 1, 2004, which was our date of inception. On February 28, 2005, we acquired 100% of the common stock of Pneutech Inc. (“Pneutech”).

We have two primary business segments, Thomas Equipment and Pneutech.

Thomas Equipment Inc. and its subsidiaries manufacture and distribute through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plant and mini excavators for the industrial and construction industry. Thomas Equipment also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas Equipment has manufacturing and assembly facilities in Centreville, New Brunswick, Canada and Busan, South Korea and also operates six retail stores in New Brunswick, Prince Edward Island, Maine, Illinois and Seoul, South Korea.

Pneutech and its subsidiaries (Rousseau, Hydramen and Samsung Industry) are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market, and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in Busan, South Korea.

2. Basis of presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as amended on January 17, 2006. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 210 of Regulation S-K of the Securities and Exchange Commission (the "SEC"). Accordingly, these condensed consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management’s opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

The accompanying unaudited condensed consolidated financial statements, as of and for the three and nine months ended March 31, 2006 and for the three and six months ended March 31, 2005, are those of Thomas Equipment, Inc., the Successor. The statements of operations and of cash flows include those of Thomas Equipment Limited, our Predecessor, for the three months ended September 30, 2004.

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

Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments, the amortization periods for debt issuance costs and the amortization of discounts on convertible securities arising from warrants, options and bifurcated derivative instruments, estimates that arise from the provisions for doubtful accounts receivable, warranties and inventory obsolescence, contingent liabilities, the valuation of deferred income tax assets and estimated depreciation for tangible assets. The markets for our products are characterized by intense competition and price competition, all of which could impact the future realizability of our assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Assets and liabilities are then translated into United States dollars (reporting currency) at the exchange rate in effect at each period end. Revenues, expenses, gains and losses are translated into United States dollars at the average rate of exchange prevailing during the period. All translation effects of exchange rate changes are included as a separate component of stockholders’ equity (deficit).

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

A reconciliation of the changes in the warranty liability is as follows:

	March 31, 2006	June 30, 2005

Balance, beginning of period	$1,280	$-
Liabilities assumed from predecessor	-	895
Warranty obligations honored	(573)	(179)
Accruals for warranties	380	562
Foreign exchange	64	2
	$1,151	$1,280

Subsequent to our acquisition of certain assets of the Predecessor, we agreed to assume responsibility for the warranty liability of the Predecessor on equipment sold prior to October 1, 2004. Based on an assessment of that warranty liability at the time we assumed it, the Predecessor paid us CD$1,100 (U.S.$895) for our assumption of that liability.

4. Net income or loss per share

We compute net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period, after deducting dividends and accretion of discounts and redemption premium on our series A preferred stock, by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the three and nine months ended March 31, 2006 consisted of options to purchase 4,020,000 common shares, warrants to purchase 6,794,395 common shares, debt convertible into a maximum of up to 20,037,382 common shares and preferred stock convertible into 8,300,000 common shares) are not considered in the computations. Common stock issuable on the assumed exercise of options and warrants is computed based on the treasury stock method, using the average market price for the period, which for the three month periods ended March 31, 2006, December 31, 2005 and September 30, 2005 was $3.51, $3.24 and $3.95, respectively.

The following reconciles the numerator and denominator of the basic and diluted per-share computations:

	For The Three Months Ended March 31, 2006

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$21,506
Less: dividends and accretion on series A preferred stock	313

Basic EPS:
Income available to common shareholders	21,193	21,298,955	$1.00

Effect of dilutive securities:
Options and warrants	(6,879)	5,244,342
Convertible debt	(13,408)	17,629,333
Convertible series A preferred stock	(4,980)	8,333,333

Diluted EPS:
Income available to common shareholders and assumed conversions	$(4,074)	52,505,963	$(0.08)

	For The Nine Months Ended March 31, 2006

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$39,609
Less: dividends and accretion on series A preferred stock	939

Basic EPS:
Income available to common shareholders	38,670	21,266,080	$1.82

Effect of dilutive securities:
Options and warrants	(12,194)	5,309,777
Convertible debt	(27,402)	17,782,446
Convertible series A preferred stock	(8,257)	8,333,333

Diluted EPS:
Income available to common shareholders and assumed conversions	$(9,183)	52,691,636	$(0.17)

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

Warrants to purchase 250,000 shares of common stock at $4 per share and 2,083,333 shares of common stock at $3.75 were outstanding during the three month period ended March 31, 2006 but were not included in the computation because the warrants' exercise price was greater than the average market price of the common stock during that period.

5. Inventories

	March 31, 2006	June 30, 2005

Raw materials and spare parts	$8,212	$8,905
Work in process	3,760	3,863
Finished goods - new	18,366	20,797
Finished goods - used	2,371	1,775
Packaging and supplies	234	234
	$32,943	$35,574
6. Revolving credit facilities

On June 15, 2005, Pneutech entered into a credit facilities agreement with the Royal Bank of Canada (“RBC”). Pneutech's subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement, which became effective on August 12, 2005. Under the terms of the credit agreement, Pneutech was provided with a CD$15,000 (U.S.$12,852 at March 31, 2006) revolving credit facility and Pneutech and its subsidiaries were provided with an additional CD$750 (U.S.$642 at March 31, 2006) revolving lease line of credit. The proceeds of the facility were used to repay Pneutech’s obligations to HSBC Bank Canada and existing obligations of the subsidiaries to the Royal Bank of Canada.

The credit facility permits Pneutech to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. At March 31, 2006, the total amount available under the CD$15,000 revolving credit facility was CD$10,482 (U.S.$8,981), of which CD$876 (U.S.$751) was unused. The loans generally accrue interest at the bank's prime rate plus 0.50% (after March 30, 2006, the interest rate was increased to the bank’s prime rate plus 1.5%), which is payable monthly in arrears. The obligations under the credit agreement are secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, we have provided a guarantee of all obligations under the credit agreement.

The obligations under the credit agreement were originally payable in full on March 31, 2006. On March 14, 2006, the creditor notified the Company that it would not be extending the credit facility when it expired on March 31, 2006. However, effective March 30, 2006, the creditor agreed to a 90 day extension of the credit facility to June 30, 2006. As part of the extension, the interest rate was increased to the bank’s prime rate plus 1.5% and the Company agreed to a fee of CDN $10,000. The Company is currently in discussions with various financial institutions to replace RBC.

7. Convertible credit facility, convertible long term debt and long term debt

On November 9, 2004, concurrently with the closing of the acquisition of the Thomas Equipment Limited assets, we entered into agreements, as subsequently amended, with Laurus Master Fund, Ltd. ("Laurus'), a Cayman Islands corporation, pursuant to which we sold convertible notes and options and warrants to purchase common stock to Laurus in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus were:

•	A secured convertible term note with a principal amount of $6,000;

•	A secured convertible minimum borrowing note with a principal amount of $8,000;

•	A secured convertible revolving note with a principal amount not to exceed $16,000, including the $8,000 minimum borrowing amount;

•
A common stock purchase warrant to purchase 2,200,000 shares of common stock of Thomas Equipment, at a purchase price of $2.25 per share, exercisable in whole or in part at any time for a period of seven years;

•	An option to purchase 4,020,000 shares of common stock of Thomas Equipment, at a purchase price of $.01 per share, exercisable in whole or in part at any time.

On January 26, 2005, we and Laurus amended certain terms of the original agreements to:

•	Increase the maximum principal amount of the secured convertible revolving note to $20,000 (including the minimum borrowing note of $8,000)

•	Issue to Laurus warrants to purchase 400,000 shares of our common stock, at a price of $2.25 per share. The warrants are exercisable at any time and expire on January 26, 2012.

On February 28, 2005, we issued to Laurus:

•	A secured convertible term note with a principal amount of $1,900 and

•
A common stock purchase warrant to purchase 150,000 shares of common stock of Thomas Equipment, at a purchase price of $2.25 per share, exercisable in whole or in part at any time until February 28, 2012.

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

In connection with the October 28, 2005 agreement, the Company and Laurus also agreed:

•	To remove from our agreements all adjustments to the interest rate payable on the convertible debt resulting from changes in the trading price of our common stock;

•	To remove the requirement that the shares be registered before they can be used for repayment of the convertible debt obligations; and

•
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

On January 9, 2006, the Company and Laurus amended certain terms of the original agreements to provide for an additional non-convertible secured term note in the principal amount of $4,640. In connection with the term note, we paid Laurus a fee of $640. The Company pledged to Laurus its interest in its wholly-owned subsidiary, Thomas Equipment Asia Co. Ltd. as additional security. In addition, entities controlled by the Company's President and Chairman pledged certain shares of the Company's common stock which they own as additional security. The term note bears interest at 10% per annum. 115% of the outstanding principal amount ($5,336), together with any accrued and unpaid interest, is due and payable on the earlier of (i) July 6, 2006 or (ii) the consummation of any offering of the Company's common stock to a Person other than Laurus. The loan was repaid on May 12, 2006 (see Note 16).

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

The secured convertible notes, together with any accrued but unpaid interest and fees, are convertible by the holder into common stock, at any time, in whole or in part, at a price of $1.50 per share. Under the revolving credit facility, we are permitted to borrow an amount based upon eligible accounts receivable, inventory and fixed assets, less any reserves, as defined in the agreements with Laurus. We must pay a fee of 0.30% per annum on the average monthly unused amount of the revolving credit facility and a 1% per month fee on any balance in excess of the borrowing limit. We must also pay a fee in the event the facility is terminated prior to expiration. Our obligations under the notes are secured by all of our assets. The notes mature on November 9, 2007. The interest rate on the convertible notes is reset once each month and is equal to the "prime rate" published in The Wall Street Journal from time to time, plus 3.0%, provided that the annual rate of interest may not be less than 7.5%. At March 31, 2006, the interest rate on the notes was 10.75%.

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

At March 31, 2006, the following amounts were outstanding. See Note 10 for information on the derivative instrument liabilities related to the options and warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible notes.

	March 31, 2006	June 30, 2005

$4,640 term loan, bearing interest at 10% with a single principal repayment, including redemption premium, of $5,336 due July 6, 2006	$5,336	$-
Less: current portion	(5,336)	-
	$-	$-

$6,000 convertible term loan, bearing interest at U.S. prime plus 3% with monthly principal repayments of $207 per month plus interest, starting July 1, 2005	$4,345	$6,000
Less: unamortized discount	(1,700)	(3,012)
	2,645	2,988
Less: current portion	(2,484)	(2,484)
Balance	$161	$504

$8,000 minimum borrowing note, bearing interest at U.S. prime plus 3% due on November 9, 2007	$8,000	$8,000
Less: unamortized discount	(3,684)	(4,613)
Balance	$4,316	$3,387

$1,900 convertible term loan, bearing interest at U.S. prime plus 3% with monthly principal repayments of $66 per month plus interest, starting July 1, 2005	$1,376	$1,900
Less: unamortized discount	(1,376)	(1,900)
	-	-
Less: current portion	-	-
Balance	$-	$-

Revolving credit facility, bearing interest at U.S. prime plus 3%	$11,320	$9,684
Less: unamortized discount	(11,320)	(9,684)
	$-	$-

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the formula was as follows:	$20,008	$17,710

Less: amount borrowed under minimum borrowing note	8,000	8,000
Less: amount borrowed under revolving credit facility	11,320	9,684
	19,320	17,684

Excess availability	$688	$26

8. Long term obligations
	March 31, 2006	June 30, 2005

Note payable to Predecessor, bearing interest at 4%, maturing on October 31, 2006.	$2,313	$2,198

Due to affiliate of the Predecessor	1,623	1,944

Capital lease obligations	5,196	5,025

Private loans with interest rates ranging from 3% to 8%, with regular principal and interest payments	1,707	1,343
	10,839	10,510
Less: current portion	(10,773)	(3,794)
	$66	$6,716

We previously entered into two two-year capital lease agreements with Thomas Equipment Limited. Pursuant to the leases, we have the right at any time prior to the expiration of the leases on September 30, 2006 to purchase the leased properties for $5,163 (based on the exchange rate at March 31, 2006). In addition, Thomas Equipment Limited has the right to require us to purchase the leased properties at the expiration of the leases. The leases require annual payments of $514 plus realty taxes, maintenance, heat and certain other expenses.

9. Redeemable preferred stock of subsidiary

In connection with the financing of the asset acquisition from the Predecessor, we issued to the parent of the Predecessor, 1,000 shares of redeemable preferred stock of our subsidiary Thomas Equipment 2004 Inc., with a stated face amount of CD$10,000 ($8,568, translated at March 31, 2006). We are required to purchase the preferred shares from the holder on April 26, 2006, if not earlier redeemed. However, the holder has provided an undertaking to the Minister of Business, New Brunswick (who provided a guarantee to Laurus of certain of our indebtedness to them) that they will not require redemption as long as the guarantee, which extends to November 30, 2007, is outstanding. The preferred shares carry a cumulative dividend of 8% per annum, and a default rate of 12% if we fail to redeem when required. The shares are currently redeemable by us for $9,596 (their face amount of $8,568 plus $1,028 of accrued but unpaid dividends). The holder of these shares has the right to be an observer at our board meetings.

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

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments at the time they were issued and at March 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. The 4,020,000 options issued to Laurus have no stated expiration date; for the purposes of valuing these options using the Black-Scholes option pricing model, they are assumed to have an expiry date of November 9, 2011 (i.e. an initial life of seven years, the same as all warrants issued to Laurus). Because the exercise price of the options is de minimis ($0.01 per share), changing the assumed expiry date has no effect on the value of the options. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 50%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used at March 31, 2006 ranged from 4.82% to 4.83%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

At March 31, 2006, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

Issue Date	Expiry Date		Exercise Price Per Share	Value - Issue Date	Value - June 30, 2005	Value - March 31, 2006

11-09-2004	N/A	4,020,000 options issued to Laurus	$0.01	$4,020	$17,165	$11,698

11-09-2004	11-09-2011	2,200,000 warrants issued to Laurus	2.25	792	6,490	3,784

01-26-2005	01-26-2012	400,000 warrants issued to Laurus	2.25	2,424	1,192	696

02-28-2005	02-28-2012	150,000 warrants issued to Laurus	2.25	698	449	264

02-28-2005	08-28-2006	1,000,000 warrants issued to Roynat	3.00	3,290	1,650	360

04-19-2005	04-19-2010	2,083,333 warrants issued to holders of series A preferred stock	3.75	4,958	4,500	2,250

Fair value of freestanding derivative instrument liabilities for options and warrants					$31,446	$19,052

Issue Date	Expiry Date		Exercise Price Per Share	Value - Issue Date	Value - June 30, 2005	Value - March 31, 2006

11-09-2004	11-09-2007	Laurus - $6,000 term note	$1.50	$1,124	$13,213	$5,052

01-26-2005	11-09-2007	Laurus - $1,900 term note	1.50	6,778	3,667	1,600

11-09-2004	11-09-2007	Laurus - $8,000 minimum borrowing note	1.50	1,648	19,457	9,946

11-09-2004	11-09-2007	Laurus - $14,000 revolving note	1.50	6,864	18,721	12,150

04-19-2005	N/A	Series A preferred stock (a)	3.00	22,167	20,417	10,624

Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$75,475	$39,372

					106,921	58,424
Less current portion					-	(360)
					$106,921	$58,064

(a) See note 11 for conversion during the quarter.

11. Capital stock

At March 31, 2006, we have 200,000,000 authorized shares of common stock, par value $0.0001, 21,319,133 shares issued and outstanding.

During the three months ended March 31, 2006, 35,800 shares were issued to 358 employees under the 2005 Stock Option Plan. The fair value of these shares of $150 ($4.20 per share), based on the market price of the common stock on the date they were issued, was charged to compensation expense.

During the three months ended March 31, 2006, 100 shares of series A preferred stock (see below) were converted into 33,333 shares of common stock. The carrying value of the series A preferred shares converted, together with the derivative instrument liability related to those shares as of the date of conversion, was credited to additional paid-in capital.

We have 5,000,000 shares of preferred stock authorized, $0.0001 par value. At March 31, 2006, 24,900 shares of series A preferred stock were issued and outstanding, as follows.

	March 31, 2006	June 30, 2005

24,900 shares (June 30, 2005 - 25,000 shares) of Series A redeemable convertible preferred stock - stated amount	$24,900	$25,000

Less: unamortized discount related to warrants issued to purchasers and bifurcated embedded derivative instruments (see Note 10)	(24,897)	(24,999)

Carrying amount	$3	$1

The Series A redeemable convertible preferred stock is convertible into shares of common stock at the rate of $3.00 per share (8,300,000 shares at March 31, 2006) and pays a dividend of 5% per annum in cash. The preferred stock may be converted at anytime upon five days notice by the holders. Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price will be adjusted according to a formula that is intended to maintain the holders in no better or worse position than before such issuance. The conversion price may also be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. We can require the holders to convert up to 20% of their preferred stock per month, if our common stock trades at an average price of $6.00 per share for 20 consecutive days, with average volume of 150,000 shares per day.

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

We were previously not in compliance with the Registration Rights Agreement with the purchasers of the preferred stock because the registration statement required to register the common stock underlying conversion of the preferred stock and the common stock warrants issued to the holders was not effective by October 19, 2005. Accordingly, from that date, we began to incur damages of 1% per month of the face amount of the preferred stock of $25,000. We have accrued $597 with respect to such penalties through February 1, 2006, the date the registration statement became effective.

The fair value of the warrants issued to the purchasers and the fair value of the bifurcated embedded derivative instrument (see Note 10) initially exceeded the face amount of the preferred stock. As a result, the preferred stock was initially recorded at zero and is being accreted, using an effective interest method, to its redemption value of $27,390 over the five year period until the holders may request redemption.

12. Financing expense

	Nine months ended March 31, 2006	Three months ended March 31, 2006	Three months ended March 31, 2005	Six months ended March 31, 2005

Capital leases	$292	$99	$86	$187
Credit facility	620	218	-	-
Amortization of discounts and interest on debt instruments	4,435	1,682	1,115	1,648
Amortization of deferred financing fees	923	580	63	121
Debt premium	1,010	696	-	-
Dividends on preferred stock of subsidiary	510	173	161	256
Waiver fee paid to Laurus	898	-	-	-
Registration rights penalties - series A preferred stock	597	-	-	-
Registration rights penalties - Roynat warrants	200	-	-	-
Other	141	25	22	44
Total	$9,626	$3,473	$1,447	$2,256

13. Common stock warrants issued to non-employees

We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the three and nine months ended March 31, 2006 and as of that date, we had the following warrants outstanding:

Issue Date	Expiry Date	Number of Warrants	Exercise Price Per Share	Issued For

01-31-2005	01-31-2008	250,000	$4.00	Investor relations services

02-28-2005	02-28-2010	211,062	$3.00	Acquisition of Pneutech

04-19-2005	04-19-2010	500,000	$3.00	Placement fee, Series A preferred stock

Total outstanding		961,062

14. Segment information

Successor

We determine and disclose our segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

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

Hydramen

Since 1986, Hydramen Fluid Power has been designing and manufacturing welded hydraulic cylinders. The welded cylinders are widely used on mobile hydraulics such as dump trucks, telescoping applications on utility vehicles and recycling trucks. Hydramen is engaged in full aftermarket sales and service of its products as well as other makes and models.

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

Samsung

Samsung Industry Co. Ltd., located in Busan, South Korea, is one of Asia’s premier manufacturers of spiral wound metal gaskets and gland packing. Since 1985, the company has been engaged in sales and service of sealing products to various oil & gas refineries and petrochemical plants. The company has long-term supply contracts with major corporations such as Daiwoo Heavy Industries and Hyundai HHI-Ship Building Division.

The following table presents financial information with respect to the segments that management uses to make decisions. The activity for Pneutech, Rousseau, Samsung and Hydramen only include one month’s of activity for the periods ended March 31, 2005 period as the acquisition of these entities occurred on February 28, 2005:

	Successor Business
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Six Months Ended March 31, 2005
Sales:
Thomas	$20,930	$12,368	$59,300	$26,784
Pneutech	6,782	2,426	19,316	2,426
Rousseau	4,854	1,878	15,160	1,878
Samsung	761	403	4,418	403
Hydramen	524	142	1,398	142
Subtotal	33,851	17,217	99,592	31,633
Elimination of inter segment sales	(982)	(181)	(3,757)	(181)
Consolidated total	$32,869	$17,036	$95,835	$31,452

Depreciation and amortization:
Thomas	$480	$334	$1,309	$572
Pneutech	68	31	199	31
Rousseau	53	22	141	22
Samsung	118	33	319	33
Hydramen	16	3	46	4
Consolidated total	$735	$423	$2,014	$662

Net financial expense:
Thomas	$1,298	$788	$3,527	$1,598
Pneutech	146	69	423	69
Rousseau	38	12	123	11
Samsung	19	15	29	15
Hydramen	1	1	6	1
Corporate	1,971	562	5,518	562
Consolidated total	$3,473	$1,447	$9,626	$2,256

Net income (loss):
Thomas	$(3,730)	$(2,261)	$(7,886)	$(3,238)
Pneutech	184	21	244	21
Rousseau	82	83	455	83
Samsung	145	(114)	456	(114)
Hydramen	7	(10)	(44)	(10)
Subtotal	(3,312)	(2,281)	(6,775)	(3258)
Corporate (1)	24,818	(58,154)	46,384	(112,287)
Consolidated total	$21,506	$(60,435)	$39,609	$(115,545)

Property, plant and equipment, net:
Thomas			$15,179	$11,932
Pneutech			1,867	2,010
Rousseau			803	706
Samsung			4,665	4,782
Hydramen			236	265
Consolidated total			$22,750	$19,695
(1)
Corporate expenses primarily include certain stock-based compensation to our founders and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	Successor Business
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Six Months Ended March 31, 2005

Canada	$13,296	$5,981	$39,317	$7,890
USA	4,393	5,067	11,415	11,440
Europe	3,527	5,043	12,260	9,330
Rest of world	11,652	945	32,843	2,792
Total sales to external customers	$32,868	$17,036	$95,835	$31,452

Industrial and construction	$32,664	$16,913	$93,228	$30,836
Agriculture	204	123	2,607	616
Total sales to external customers	$32,868	$17,036	$95,835	$31,452

During the three and nine months ended March 31, 2006, revenues from two customers of Thomas in Korea amounted to $9,918 and $24,421 respectively. No other customer accounted for more than 10% of our revenues.

Property, plant and equipment assets by geographical area were as follows:

	Successor Business
	March 31, 2006	June 30, 2005

Canada	$13,927	$14,133
USA	11	54
Korea	8,812	7,317
Total	$22,750	$21,504

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

Three Months Ended September 30, 2004

Canada	$2,883
USA	7,177
Europe	2,517
Rest of world	1,280
Total sales to external customers	$13,857

Industrial and construction	$12,147
Agriculture	1,710
Total sales to external customers	$13,857

During the periods presented, no single customer accounted for more than 10% of our revenues.

15. Accounts receivable and trade payables

Included in accounts receivable and trade payables at March 31, 2006, are $25,470 and $24,355 respectively, related to sales of hydraulic breakers and forklifts made to two customers by our subsidiary Thomas Asia. These sales, which occurred in October, November and December 2005, and in January, February and March 2006, and the related payables to the equipment suppliers, are subject to payment terms of 180 days.

16. Subsequent events

On May 12, 2006, the Company and Laurus amended certain terms of the original agreements to provide for an additional non-convertible loan in the amount of $8,500, which may be increased by an additional $6,500 upon agreement of the parties. In connection with the additional loan, the Company repaid the prior loan from Laurus in the aggregate amount of $5,336 (see Note 7). In connection therewith the Company also paid Laurus a management fee of $298. The term loan matures on May 12, 2009, and amortizing payments are due monthly in the amount of $265, commencing October 1, 2006. The term loan bears interest at the prime rate plus 3% but in no event less than 10% per annum together with additional accrued interest of 5% per annum that will accrue monthly and be payable upon maturity in May 2009 or when the loan is repaid. In addition, the Company issued a common stock purchase warrant to Laurus, exercisable to purchase 1,416,667 shares of common stock for a period of seven years at an exercise price of $3.00 per share. Thomas may prepay the Note with seven days written notice by paying the Holder an amount equal to 105% of the outstanding principal and all outstanding unpaid interest.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations relates to the successor company Thomas Equipment, Inc. for the three and nine months ended March 31, 2006 and to our predecessor company Thomas Equipment Limited for the three months ended September 30, 2004, the period prior to our acquisition of the business and assets of the predecessor company on October 1, 2004. We acquired Pneutech on February 28, 2005 and its results of operations are included in our operating results.

The financial statements underlying the discussion that follows are those of the Predecessor for the three months ended September 30, 2004 and our unaudited consolidated financial statements as of March 31, 2006 and for the three and nine months then ended. The discussion should be read in conjunction with those financial statements and the notes thereto.

Our functional currency is the Canadian dollar. Except where otherwise noted, all amounts reported throughout this discussion are stated in thousands of U.S. dollars, except for the number of shares and per share data. Amounts derived from specific financial statement items are translated from Canadian dollars to U.S. dollars at various period end rates, average period rates or specific transaction rates, as appropriate. Other amounts not related to results of operations or financial condition have been translated into U.S. dollars at the March 31, 2006 translation rate of $0.8568 U.S. dollars per Canadian dollar.

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

Thomas Equipment manufactures and distributes through a worldwide network of dealers and distributors a full line of skid steer and mini skid steer loaders as well as attachments, mobile screening plants and six models of mini excavators for the industrial and construction industry. Thomas Equipment also manufactures a complete line of potato harvesting and handling equipment for the agricultural industry. Thomas Equipment has manufacturing and assembly facilities in Centreville, New Brunswick, Canada and Busan, South Korea and also operates six retail stores - three in Atlantic Canada, one in Presque Isle, Maine, one in Lynwood, Illinois and one in Seoul, South Korea.

Pneutech, established in 1973, and its subsidiaries are engaged in the fluid power industry providing distribution and manufacturing of pneumatic and hydraulic components and systems for the industrial market, distribution and manufacturing of hydraulic components and systems for the mobile market and manufacturing of hydraulic cylinders and metal gaskets for the industrial market. Pneutech is a strategic supplier to Thomas Equipment, as well as 15,000 other active customers. During the nine months ended March 31, 2006, Pneutech supplied Thomas with approximately $2,177 in hydrostatic transmission equipment (5.3% of Pneutech’s sales and 6.9% of Thomas’ cost of sales during that period). Pneutech maintains nine manufacturing and distribution facilities in Canada and one manufacturing plant in Busan, South Korea. It has a diverse array of capabilities in the distribution of fluid power components as well as manufacturing spiral wound metal gaskets and steel components.

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

We have made several organizational changes in the current quarter ended March 31, 2006 and the results of these changes have not yet fully impacted the company’s operating result to date. The company expects the benefits from these changes will start to positively impact operating results in the next six months.

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

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three months ended March 31, 2006 and 2005 (successor);

•	Results of operations for the nine months ended March 31, 2006;

•	Results of operations for the three months ended September 30, 2004 (predecessor);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The information contained in this section is that of the successor Thomas Equipment, Inc. for the three months ended March 31, 2006 and 2005 (unaudited).

	2006		2005
Revenues	$32,869	100.0%	$17,036	100.0%
Cost of Sales	29,211	88.9%	14,770	86.7%
Gross Profit	3,658	11.1%	2,266	13.3%
Selling Expenses	2,610	7.9%	1,760	10.3%
G&A Expenses	3,560	10.8%	1,999	11.7%
Provision for Doubtful Receivables	208	0.6%	57	0.3%
Other (Income) Expense	(207)	(0.6)%	511	3.0%
Operating Loss	(2,513)	(7.6)%	(2,061)	(12.1)%
Net Financial Expense	3,473	10.6%	1,447	8.5%
Derivative Instruments (Income) Expense, net	(27,492)	(83.6%)	56,927	334.2%
Provision for Income Taxes	-	-	-	-
Net Income (Loss)	21,506	(65.4)%	(60,435)	(354.7)%

Revenues

For the three months ended March 31, 2006, revenues were $32,869, which included $20,869 for Thomas and $12,000 for Pneutech, compared with $12,160 for Thomas and $4,876 for Pneutech for the quarter ended March 31, 2005. We acquired Pneutech on February 28, 2005. The increase in sales at Thomas of $8,709 for the quarter ended March 31, 2006 compared with March 31, 2005 mainly related to increased sales of hydraulic breakers and forklifts of $9,918, offset by a decrease in sales of other Thomas products of $1,209. The large increase in hydraulic breaker and forklift sales resulted from sales to two customers. The Company is evaluating the direct manufacturing of the hydraulic breakers internally and is assessing the increased margins, capital expenditures and timing related to such production.

We estimate that approximately $750 of the decrease in sales of other Thomas products relates to the fact that, since June 2005, we no longer provide any significant in-house financing for floor plans and the transition to an external source was not initially as widely accepted due to the terms of those external financing programs.  These decreases were offset by approximately $580 in currency gains due to the strength of the Canadian dollar versus a year ago.

We have a backlog of orders for the Thomas Equipment business segment of approximately $50 million and an additional $15 million backlog for the Pneutech business segment.  These backlog figures are based on orders received, though those orders may be cancelled by the purchasers.  Although the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer applications are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination.  We estimate that approximately 95% of the backlog will be shipped during the next twelve months. In order to accommodate the substantial increase in our backlog, we have expanded our production facilities.

Cost of Sales and Gross Profit

For the three months ended March 31, 2006, cost of sales was $29,211 which included $20,162 for Thomas and $9,049 for Pneutech. As a percentage of sales, cost of sales was 88.9% for the three months ended March 31, 2006, compared with 86.7% for the quarter ended March 31, 2005, reflecting the effect of the lower sales at Thomas on the absorption of manufacturing overheads and the lower-than-normal margins on the large sales of hydraulic breakers and forklifts. After adjusting for these large, lower-margin sales, cost of sales was 86.3%, which is more comparable to previous quarters.

As a result of the above, gross profit margin was $3,658 or 11.1%, which consisted of $707 for Thomas and $2,951 for Pneutech, compared with $2,266 or 13.3% for Thomas for the quarter ended March 31, 2005. The decline in gross margin as a percentage of sales for the quarter ended March 31, 2006 at Thomas related mainly to the large sales of hydraulic breakers and forklifts, which changed the typical product mix for the quarter and lower overhead absorption due to the decline in sales.

Selling Expenses

For the three months ended March 31, 2006, selling expenses were $2,610, including $1,593 for Thomas and $1,017 for Pneutech, compared with $1,421 for Thomas for the quarter ended March 31, 2005 and $339 for Pneutech for the one month after its acquisition on February 28, 2005. As a percentage of sales, selling expenses were 7.9%, a decrease from 10.3% during the quarter ended March 31, 2005. After adjusting sales for the large, lower margin sales and negligible selling expenses, selling expense as a percentage of sales were 11.3% which is comparable to the prior period.

General and Administrative Expenses

For the three months ended March 31, 2006, general and administrative expenses were $3,560, which consisted of $2,323 for Thomas and $1,237 for Pneutech. As a percentage of sales, general and administrative expenses were 10.8%, compared with 11.7% for the quarter ended March 31, 2005. This decrease is primarily a result of a reduction in professional fees related to our SEC registration statement filings and organizational start up costs.

Provision for Doubtful Receivables

Provision for doubtful accounts receivable was $208 for the quarter ended March 31, 2006, compared with $57 for the quarter ended March 31, 2005. Because of our limited history, we continue to use the historical experience of our predecessor, as well as our own experience since inception, in providing for credit losses. The increase in the provision for doubtful accounts is mainly related to an increase in the reserve related to one trade account based on management’s estimates.

Other (Income) Expense, Net

Other (income) expense, consisting primarily of foreign currency gains of $169, net of other miscellaneous income and expenses, amounted to an income of $207 in the quarter ended March 31, 2006. Other expense for the quarter ended March 31, 2005 was $511, which consisted mainly of foreign exchange losses.

Net Financial Expense

Net financial expense for the quarter ended March 31, 2006 was $3,473, which consisted mainly of interest on credit facilities, convertible credit facilities and capital leases of $1,999, accretion of debt premiums on Laurus borrowings of $696, amortization of deferred financing fees of $580 and dividends on a subsidiary’s preferred stock of $173. Net financial expense for the quarter ended March 31, 2005 was $1,447, which consisted mainly of interest on credit facilities, convertible credit facilities and capital leases of $938, accretion of debt premiums on Laurus borrowings of $177, amortization of deferred financing fees of $63, and dividends on a subsidiary’s preferred stock of $161.

Derivative Instruments (Income) Expense, net

Derivative instruments income for the quarter ended March 31, 2006 was $27,492, compared with an expense of $56,927 for the quarter ended March 31, 2005, representing the net unrealized (non-cash) change during the quarter in the fair value of our derivative instrument liabilities related to certain options, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Provision for Income Taxes

During the quarter ended March 31, 2006, we experienced a loss for tax purposes. As we are uncertain as to whether we will be able to utilize our tax losses before they expire, we have provided a reserve for the income tax benefits associated with our net operating tax losses, until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to realize the benefit of these losses.

Net Income

As a result of the above, we reported net income of $21,506 for the quarter ended March 31, 2006. After recognizing dividends and accretion of discounts and redemption premium on our series A preferred stock of $313, the net income attributable to common shareholders was $21,193. Net loss for the quarter ended March 31, 2005 was $60,435.

Comprehensive Loss

For the quarter ended March 31, 2006, we recorded a gain for currency translation adjustments of $71 compared with a gain of $66 for the quarter ended March 31, 2005, as a result of differences in translating our financial statements in our functional currency, the Canadian dollar, into our reporting currency, the U.S. dollar.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2006

The information contained in this section is that of the successor Thomas Equipment, Inc. for the nine months ended March 31, 2006 (unaudited).

Revenues	$95,835	100.0%
Cost of Sales	83,167	86.8%
Gross Profit	12,668	13.2%
Selling Expenses	7,440	7.8%
G&A Expenses	10,449	10.9%
Provision for Doubtful Receivables	345	0.4%
Other (Income) Expense	(4,750)	(5.0)%
Operating Income	(816)	(0.9)%
Net Financial Expense	9,626	10.0%
Derivative Instruments (Income) Expense, net	(50,051)	(52.2)%
Provision for Income Taxes	-	-
Net Income	39,609	41.3%

Revenues

For the nine months ended March 31, 2006, revenues were $95,835 (including $37,133 for Pneutech). Sales for the nine months ended March 31, 2006 included sales of hydraulic breakers and forklifts of approximately $24,421. The large increase in hydraulic breaker and forklift sales resulted from sales to two customers. The Company is evaluating the direct manufacturing of the hydraulic breakers internally and is assessing the increased margins, capital expenditures and timing related to such production.

We have a backlog of orders for the Thomas Equipment business segment of approximately $50 million and an additional $15 million backlog for the Pneutech business segment.  These backlog figures are based on orders received, though those orders may be cancelled by the purchasers.  Although the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer applications are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination.  We estimate that approximately 95% of the backlog will be shipped during the next twelve months. In order to accommodate the substantial increase in our backlog, we have expanded our production facilities.

Cost of Sales and Gross Profit

For the nine months ended March 31, 2006, cost of sales was $83,167, including $28,529 for Pneutech. As a percentage of sales, cost of sales was 86.8% for the nine months ended March 31, 2006, compared with 85.6% for the six months ended March 31, 2005. After adjusting for the sales related to the lower-than-normal margins on the large sales of hydraulic breakers and forklifts, the cost of sales as a percentage of sales was 83.9%.

As a result of the above, gross profit margin was $12,668 or 13.2%, compared with 14.4% for the six months ended March 31, 2005. After adjusting for the sales related to the lower-than-normal margins on the large sales of hydraulic breakers and forklifts, gross margin as a percentage of sales was 16.0%.

Selling Expenses

For the nine months ended March 31, 2006, selling expenses were $7,440, including $2,959 for Pneutech. As a percentage of sales, selling costs were 7.8%, a decrease from 9.9% during the six months ended March 31, 2005. After adjusting sales for the large, lower margin sales, selling expenses as a percentage of sales were 10.4%.

General and Administrative Expenses

For the nine months ended March 31, 2006, general and administrative expenses were $10,449, including $3,772 for Pneutech. As a percentage of sales, general and administrative expenses were 10.9%, a decrease from 31.5% during the six months ended March 31, 2005. This decrease is primarily a result of a reduction in professional fees related to our SEC registration statement filings and a decrease in stock-based compensation of $6,281.

Provision for Doubtful Receivables

Provision for doubtful accounts receivable was $345 for the nine months ended March 31, 2006. Because of our limited history, we continue to use the historical experience of our predecessor, as well as our own experience since inception, in providing for credit losses. The increase in the provision for doubtful accounts is mainly related to an increase in the reserve related to one trade account based on management’s estimates.

Other (Income) Expense, Net

Other (income) expense, consisting primarily of foreign currency gains of $4,564, net of other miscellaneous expenses, amounted to an income of $4,750 in the nine months ended March 31, 2006.

Net Financial Expense

Net financial expense for the nine months ended March 31, 2006 was $9,626, which consisted mainly of interest on credit facilities, convertible credit facilities and capital leases of $5,347, a waiver fee paid to Laurus of $898, registration rights penalties related to our series A preferred stock and Roynat warrants of $797, accretion of debt premiums on Laurus borrowings of $1,010, amortization of deferred financing fees of $923 and dividends on a subsidiary’s preferred stock of $510.

Derivative Instruments (Income), net

Derivative instruments (income) of $50,051 represents the net unrealized (non-cash) change during the nine months ended March 31, 2006 in the fair value of our derivative instrument liabilities related to certain options, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Provision for Income Taxes

During the nine months ended March 31, 2006, we experienced a loss for tax purposes. As we are uncertain as to whether we will be able to utilize our tax losses before they expire, we have provided a reserve for the income tax benefits associated with our net operating losses, until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to realize the benefit of these losses.

Net Income

As a result of the above, we reported net income of $39,609 for the nine months ended March 31, 2006. After recognizing dividends and accretion of discounts and redemption premium on our series A preferred stock of $939, the net income attributable to common shareholders was $38,670.

Comprehensive Loss

For the nine months ended March 31, 2006, we recorded a loss for currency translation adjustments of $3,062 as a result of differences in translating our financial statements in our functional currency, the Canadian dollar, into our reporting currency, the U.S. dollar.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (Predecessor)

The information contained in this section is that of our predecessor, Thomas Equipment Limited, for the three months ended September 30, 2004 (unaudited).

Revenues	$13,857	100.0%
Cost of Sales	11,770	84.9%
Gross Profit	2,087	15.1%
Selling Expenses	1,797	13.0%
G&A Expenses	2,221	16.0%
Provision for Doubtful Receivables	41	0.3%
Other (Income)	(884)	(6.4%)
Operating Loss	(1,088)	(7.8%)
Net Financial Expense	499	3.6%
Provision for Income Taxes	15	0.1%
Net Loss	(1,602)	(11.5%)

Going Concern of Predecessor

The financial statements of the predecessor business, Thomas Equipment Limited, have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. This company was not generating sufficient cash flows to cover its operating costs and to fund investments in working capital and additions to property, plant and equipment, and also had a working capital deficit and shareholder’s deficit at the date the business was acquired by Thomas Equipment.

These conditions cast substantial doubt upon the validity of the going concern assumption. Thomas Equipment Limited’s parent, McCain Foods Limited, has committed to provide financial support to ensure Thomas Equipment Limited is able to settle its obligations after the sale of its business, fixed assets and inventory to Thomas Equipment. However, this commitment is limited to Thomas Equipment Limited’s remaining obligations as they become due and does not involve any continued financial support of the business now operated by Thomas Equipment.

As a result, the ability of Thomas Equipment to continue as a going concern and to meet its obligations as they fall due is dependant upon our ability to secure additional financing as required and upon attaining profitable operations (see Liquidity and Capital Resources section below for further discussion on this matter).

Market Conditions and Company Developments in 2004

In 2004, Thomas Equipment Limited continued to operate under challenging market conditions. The weakness of the U.S. dollar negatively impacted Thomas Equipment Limited’s financial performance, as the majority of Thomas Equipment Limited’s costs and expenses were incurred in Canadian dollars. In addition, escalating raw material costs, particularly steel (the world steel price index rose approximately 125% between June 2003 and June 2004) put pressure on gross margins and the uncertainty of raw material costs is expected to continue to remain a challenge for Thomas Equipment in the future.

Thomas Equipment Limited’s market share in the Canadian loader market for 2004 was approximately 3.76% compared to approximately 3.50% in 2003, based on information obtained from the Association of Equipment Manufacturers.

2004 represented a vital year for Thomas Equipment Limited in terms of innovation. The new to market T900 Screen, which is less expensive and more mobile compared to a competitor’s similar product, was developed to meet the needs and wants of customers. Product lines were also expanded to include a variety of loaders and mini skids (T320, T205, T250/ T255, 35DT).

Revenues

For the three months ended September 30, 2004, Thomas Equipment Limited’s revenues were $13,857, which on an annualized basis is similar to fiscal year 2004.

Cost of Sales and Gross Profit

For the three months ended September 30, 2004, Thomas Equipment Limited’s cost of sales was $11,770. As a percentage of sales, costs of sales were 84.9% for the three months ended September 30, 2004. This percentage is similar to that of Thomas Equipment Limited’s fiscal years ended June 30, 2004.

As a result of the above, gross profit margin was $2,087 or 15.1% which was similar to that of fiscal year ended June 30, 2004.

Selling Expenses

For the three months ended September 30, 2004, Thomas Equipment Limited’s selling expenses were $1,797. As a percentage of revenues, selling costs were 13.0% which is an increase from fiscal year ended June 30, 2004 and was due to additional expenditures in 2004 resulting from Thomas Equipment Limited’s decision to exit the auction sales business and focus on increasing dealer sales.

General and Administrative Expenses

For the three months ended September 30, 2004, Thomas Equipment Limited’s general and administrative expenses were $2,221 or 16.0% of revenues. As a percentage, this is a significant increase from their fiscal year ended June 30, 2004 and is primarily related to higher product liability insurance premiums and deductible costs, higher legal fees resulting from marketing the company for sale, and higher employee benefit costs due to the curtailment losses recognized in the period resulting from the July 2004 restructuring and subsequent sale of the business.

Provision for Doubtful Receivables

Provision for doubtful accounts receivable for Thomas Equipment Limited was $41 for the three months ended September 30, 2004, as determined by the predecessor’s management review during this period.

Other (Income) Expense, Net

Other (income) expense consists primarily of foreign exchange gains and losses and restructuring charges, and amounted to a net income of $884 for the three months ended September 30, 2004. Foreign exchange gains arose in the three months ended September 30, 2004 due to a weakening of the U.S. dollar against the Canadian dollar during this period, creating fair value gains for Thomas Equipment Limited’s foreign exchange contracts. The restructuring charges in the three months ended September 30, 2004 relate to special termination expenses associated with the group of employees whose positions were terminated in July 2004.

Net Financial (Income) Expense

Net financial (income) expense for the three months ended September 30, 2004 amounted to a net expense of $499. Most of Thomas Equipment Limited’s financial support came from the McCain group in the form of preferred shares until June 2004, when they were redeemed and replaced with interest bearing debt. The interest expense in the three months ended September 30, 2004 primarily relates to interest on the intercompany debt that replaced the preferred shares. Other interest amounts recorded in the period, which were not significant, primarily relate to late payment interest received, financing and notional interest charged on financing receivables and bank charges.

Provision for Income Taxes

Thomas Equipment Limited had historically experienced operating losses, and as Thomas Equipment Limited’s management were uncertain as to whether Thomas Equipment Limited would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with Thomas Equipment Limited’s net future tax assets which primarily relate to its cumulative net operating losses. The amounts recorded as an income tax expense related to large corporation taxes and income taxes incurred by its European subsidiary, Thomas Europe NV.

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

Recent Accounting Pronouncements

New pronouncements

SFAS 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”

This Statement, which was issued in March 2006 by the Financial Accounting Standards Board (“FASB”), amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Adoption of this Statement is not expected to have any material affect on our financial position or results of operations.

SFAS 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”

This Statement, which was issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently reviewing the affect that adoption of this Statement will have on our financial position or results of operations.

SFAS 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”

In May 2005, the FASB issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

Liquidity and Capital Resources

THREE AND NINE MONTHS ENDED MARCH 31, 2006

During the three and nine months ended March 31, 2006, we had net income of $21,506 and $39,609, respectively, which included non-cash gains, net of non cash charges, totaling $24,474 and $50,246, respectively, consisting primarily of unrealized derivative instrument income ($27,492 and $50,051, respectively), depreciation, amortization of debt discounts, and unrealized foreign exchange gains and losses. In addition, we experienced a number of non-recurring charges associated with our SEC registration statement filings, registration rights penalties and organizational start up costs of approximately $2,400. As a result, net cash provided by operating activities during the three and nine months ended March 31, 2006 was $411 and $403, respectively.

Changes in demand for our products and currency exchange rates will affect the amount of cash we realize on sales and the costs of our operations thereby affecting our cash provided by or (used in) operating activities. Similarly, as substantially all of our debt has variable interest rates, a change in interest rates will affect our cash flows from operations.

Net cash used in investing activities was $456 and $1,911 for the three and nine months ended March 31, 2006, respectively, all of which was used for the purchase of new machinery and equipment.

Net cash provided (used) by financing activities for the three and nine months ended March 31, 2006 was $927 and $(750), respectively, consisting of net borrowings under our debt and credit facilities of $1,810 and $1,428, deferred financing fees of $674 and $1,345 and dividends on preferred shares of $79 and $450. At March 31, 2006, the significant portion of our debt has a remaining term of 19 months. The redeemable preferred stock of a subsidiary ($9,596 including accrued interest) is due in April 2006 but the holder has provided an undertaking to the Minister of Business, New Brunswick (who provided a guarantee to Laurus of certain of our indebtedness to them) that they will not require redemption as long as the guarantee, which extends to November 30, 2007, is outstanding. At March 31, 2006, debt with a carrying value of $6,961, but which has a face value of $25,041, is convertible into shares of our common stock at $1.50 per share. Our Series A preferred stock, which had a carrying value at March 31, 2006 of $3, but which has a face value of $24,900, is convertible into shares of our common stock at $3.00 per share. As of May 15, 2006, $3,050 of the preferred stock was converted into 1,016,667 shares of common stock.

As our debt is substantially payable in U.S. dollars and our functional currency is the Canadian dollar, changes in exchange rates between the two currencies could have a positive or negative impact on the amount and our ability to repay such debt. In addition, our convertible debts have prepayment penalties of 5% for early payment.

In connection with the acquisition of Thomas Equipment Limited’s assets, we entered into two two-year capital leases for the purchase of land and buildings from Thomas Equipment Limited. The terms of the capital leases, which expire on September 30, 2006, require minimum annual payments of $514 plus taxes, maintenance and certain other expenses. We have the right at any time prior to the expiration of the leases to purchase the properties for $5,163. Similarly, Thomas Equipment Limited has the right to require us to purchase the properties subject to certain provisions such as a favorable environmental study.

Pneutech has a credit facilities agreement with the Royal Bank of Canada. Pneutech’s subsidiaries, Rousseau Controls, Inc. and Hydramen Fluid Power Limited are also parties to the credit agreement. The credit facility provides Pneutech with a CD$15,000 revolving credit facility and Pneutech and its subsidiaries were also provided with an additional CD$750 revolving lease line of credit. Pneutech is permitted to borrow an amount based upon its eligible accounts receivable and eligible unencumbered inventory, as defined in the credit agreement. The loans generally accrue interest at the bank’s prime rate plus 0.50% (after March 30, 2006 the interest rate was increased to the bank’s prime rate plus 1.5%) , which is payable monthly in arrears. The obligations under the credit agreement are secured by all of the assets of Pneutech and its subsidiaries, including but not limited to inventory and accounts receivable. In addition, we have provided a guarantee of all obligations under the credit agreement. On March 14, 2006, the creditor notified the Company that it would not be extending the credit facility when it expired on March 31, 2006. However, effective March 30, 2006, the creditor has agreed to an extension of 90 days to June 30, 2006 on the credit facility. As part of the extension, the interest rate was increased to the bank’s prime rate plus 1.5% and the Company agreed to a fee of CDN $10,000.

At April 30, 2006, we had approximately $1,600 cash on hand and an availability of approximately $1,700 under our credit facilities. Coupled with receivables of approximately $47,000 at April 30, 2006 and net new borrowings of $2,800 from Laurus on May 12, 2006 (see note 16), we believe we have sufficient resources to fund our operations for at least the next twelve months. In addition, we have made several organizational changes in the current quarter ended March 31, 2006 and the results of these changes have not yet fully impacted the company’s operating result to date. The company expects the benefits from these changes will start to positively impact operating results in the next six months. As such, we do not believe we have the same difficulties and concerns about our ability to continue as a going concern as our predecessor.

Off-Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term debt (1)	$44,588	$13,032	$31,556	$-	$-

Capital lease obligations	$5,420	$5,420	$-	$-	$-

Operating lease obligations	$4,178	$948	$1,377	$832	$1,021

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

Each of the risks we face may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause an investor to lose all or a part of the money they paid to buy our common stock. For a discussion of these and other factors affecting our business and prospects, see "Item 7 - Risk Factors That May Impact Future Operating Results'' in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. That cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products sets forth the factors that we think could cause our actual results to differ materially from expected results.

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

Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at March 31, 2006, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at March 31, 2006, a hypothetical 1.00% (100 basis-point) increase in interest rates would result in additional expenses of approximately $100 for the quarter or an annual increase in expenses of approximately $400.

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

ITEM 4. Controls And Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. Any system of controls can provide only reasonable and not absolute assurance that the objectives of the control system are met. In addition, the design of any control system is based upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 in timely alerting them to material information required to be included in our Exchange Act filings.

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

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit #	Description

10.1	Amendment to Security and Purchase Agreement among Thomas Equipment, Inc. and certain subsidiaries and Laurus Master Fund, Ltd., dated as of January 9, 2006. (1)
10.2	Secured Term Note between Thomas Equipment, Inc., Thomas Ventures, Inc., and Laurus Master Fund, Ltd, dated as of January 9, 2006. (1)
10.3	Stock Pledge Agreement between Thomas Equipment, Inc. and Laurus Master Fund, Ltd., dated as of January 9, 2006 (1)
10.4	Reaffirmation and Ratification Agreement by Thomas Equipment, Inc., and certain subsidiaries, in favor of Laurus Master Fund, Ltd, dated as of January 9, 2006. (1)
31.1	Certifications by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Filed as an exhibit to the Company’s Report on Form 8-K, filed January 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS EQUIPMENT, INC.

Dated: May 15, 2006	By:	/s/ CLIFFORD M. RHEE
Clifford M. Rhee, President (Principal Executive Officer)

	By:	/s/ LUIGI LO BASSO
Luigi Lo Basso, Chief Financial Officer (Principal Financial and Accounting Officer)